Form 10-Q
period 2011-09-30
Capella Healthcare, Inc.
filed 2011-11-14
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 333-175188

Capella Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2767829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Corporate Centre Drive, Suite 200 Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

(615) 764-3000

(Registrant’s telephone number, Including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 11, 2011, 1,000 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)

	December 31, 2010 (a)	September 30, 2011
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48.3	$13.6
Accounts receivable, net of allowance for doubtful accounts of $123.1 and $92.6 at December 31, 2010 and September 30, 2011, respectively	115.6	124.0
Inventories	25.2	26.6
Prepaid expenses and other current assets	4.8	5.9
Other receivables	2.3	5.1
Deferred tax assets	3.5	—
Income tax receivable	0.6	1.2

Total current assets	200.3	176.4
Property and equipment:
Land	40.7	40.8
Buildings and improvements	373.7	382.5
Equipment	170.0	185.0
Construction in progress	4.7	11.6

	589.1	619.9
Accumulated depreciation	(138.4)	(166.0)

	450.7	453.9
Goodwill	89.9	121.0
Intangible assets, net	9.1	8.6
Other assets, net	17.8	20.1

Total assets	$767.8	$780.0

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$22.4	$25.6
Salaries and benefits payable	22.3	23.2
Accrued interest	23.7	11.7
Other accrued liabilities	12.7	16.2
Deferred income taxes	—	6.0

Total current liabilities	81.1	82.7
Long-term debt	494.1	494.8
Deferred income taxes	12.8	5.2
Other liabilities	12.1	19.1
Redeemable non-controlling interests	5.5	18.0
Due to parent	210.2	210.0
Stockholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	—	—
Retained deficit	(48.0)	(49.8)

Total stockholder’s deficit	(48.0)	(49.8)

Total liabilities and stockholder’s deficit	$767.8	$780.0

(a)	Derived from audited consolidated financial statements.

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net revenue	$221.9	$215.5	$648.4	$637.7
Costs and expenses:
Salaries and benefits	90.5	92.2	268.5	278.4
Supplies	30.1	31.1	88.9	92.3
Purchased services	13.4	15.2	39.0	42.3
Acquisition-related expenses	—	0.5	—	0.7
Other operating expenses	30.3	34.1	79.8	91.1
Provision for bad debts	36.1	23.6	100.5	63.6
Loss on refinancing	—	—	20.8	—
Management fee to related party	—	—	0.1	0.1
Interest, net	12.9	12.8	35.9	38.2
Depreciation and amortization	9.2	9.5	27.4	28.1

Total costs and expenses	222.5	219.0	660.9	634.8

Income (loss) from continuing operations before income taxes	(0.6)	(3.5)	(12.5)	2.9
Income taxes	0.8	0.1	2.4	1.9

Income (loss) from continuing operations	(1.4)	(3.6)	(14.9)	1.0
Loss from discontinued operations, net of tax benefit of $0	—	(0.1)	(0.1)	—

Net income (loss)	(1.4)	(3.7)	(15.0)	1.0
Less: Net income attributable to non-controlling interests	0.3	—	1.0	1.0

Net income (loss) attributable to Capella Healthcare, Inc.	$(1.7)	$(3.7)	$(16.0)	$—

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Nine Months Ended September 30, 2011

(In millions)

			Retained Deficit	Total Stockholder’s Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2010(a)	100	$—	$(48.0)	$(48.0)
Adjustment to redemption value of redeemable noncontrolling interests	—	—	(1.8)	(1.8)
Net income (unaudited)	—	—	—	—

Balance at September 30, 2011 (unaudited)	100	$—	$(49.8)	$(49.8)

(a)	Derived from audited consolidated financial statements.

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2011
Operating activities
Net income (loss)	$(15.0)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27.4	28.1
Loss on refinancing	20.8	—
Provision for bad debts	100.5	63.6
Deferred income taxes	1.1	1.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(99.0)	(68.1)
Inventories	(0.8)	(0.8)
Prepaid expenses and other current assets	(1.5)	(4.0)
Accounts payable and other current liabilities	(1.8)	5.6
Accrued salaries	(0.9)	0.1
Accrued interest	12.2	(11.9)
Other	2.9	2.1

Net cash provided by operating activities	45.9	17.5
Investing activities
Acquisition of healthcare businesses	—	(31.4)
Purchases of property and equipment, net	(17.7)	(22.7)
Change in other assets	(6.2)	2.9

Net cash used in investing activities	(23.9)	(51.2)
Financing activities
Proceeds from long-term debt	500.0	—
Payment of debt and capital leases	(484.5)	—
Advances (to) from Parent	0.6	(0.2)
Payments of refinancing costs and fees	(21.7)	—
Distributions to limited partners	(1.1)	(0.8)

Net cash used in financing activities	(6.7)	(1.0)

Change in cash and cash equivalents	15.3	(34.7)
Cash and cash equivalents at beginning of period	19.6	48.3

Cash and cash equivalents at end of period	$34.9	$13.6

Supplemental disclosure of cash flow information
Cash paid for interest	$20.9	$47.3

Cash paid (received) for taxes	$(1.2)	$0.7

Capella Healthcare, Inc.

Notes to Condensed Consolidated

Financial Statements (Unaudited)

September 30, 2011

1. Basis of Presentation

The unaudited condensed consolidated financial statements of Capella Healthcare, Inc., a Delaware corporation, and its subsidiaries (the “Company”) as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011. Certain information and disclosures normally included in the notes to consolidated financial statements for the full fiscal year have been condensed or omitted. The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of and for the year ended December 31, 2010.

The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States. At September 30, 2011, the Company operated 15 hospitals (14 of which are owned by the Company and one of which is leased by the Company pursuant to a long-term lease) comprised of 1,876 licensed beds in seven states.

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain corporate office costs, which approximated $1.7 million, $9.0 million, $4.8 million and $16.9 million for the three and nine months ended September 30, 2010 and 2011, respectively.

2. New Accounting Standards

Effective January 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2010-24, “Health Care Entities (Topic 954) – Presentation of Insurance Claims and Related Insurance Recoveries” (“ASU 2010-24”), which further clarifies that healthcare entities should not net insurance recoveries against the related claim liabilities. In connection with the Company’s adoption of ASU 2010-24, the Company recorded an increase to its other assets and other liabilities in the accompanying condensed consolidated balance sheet of $3.9 million as of September 30, 2011. The $3.9 million increase to both other assets and other liabilities represents the Company’s estimate of its recoveries for certain claims in excess of the Company’s self-insured retention levels for workers’ compensation claims and professional and general liability claims. The adoption of ASU 2010-24 had no impact on the Company’s results of operations or cash flows.

In July 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-7, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). In accordance with ASU 2011-7, the Company will be required to present its provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. Accordingly, the Company’s revenue will be required to be reported net of both contractual discounts as well as its provision for doubtful accounts related to patient service revenue. Additionally, ASU 2011-7 will require the Company to make certain additional disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. The Company is considering the early adoption of the provisions of ASU 2011-7. The adoption of ASU 2011-7 is not expected to impact the Company’s financial condition, results of operations or cash flows; however, it will change the presentation of the Company’s revenue on its statements of operations and will result in additional disclosure.

In August 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. ASU 2011-08 is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

3. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

4. Business Combinations

Acquisition of Cannon County Hospital, LLC

Effective July 1, 2011, the Company acquired a 60% interest in Cannon County Hospital, LLC (“CCH”), which owns and operates 71-bed DeKalb Community Hospital in Smithville, Tennessee, and 60-bed Stones River Hospital in Woodbury, Tennessee. The cash purchase price was $17.0 million plus the payment of $9.3 million of CCH indebtedness and $1.4 million to retire a CCH swap instrument. The cash purchase price was funded with cash on hand. The Company owns majority interests in the two hospitals and manages each of the hospitals pursuant to a management agreement. The Company has completed its preliminary purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date. However, certain adjustments to acquired property, plant and equipment values may become necessary as additional appraisal information becomes available.

The fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in millions):

Cash	$1.4
Accounts receivable, net	3.9
Inventories	0.7
Prepaid expenses and other current assets	0.5
Property and equipment	8.2
Goodwill	26.0
Other assets	0.3

Total assets acquired	41.0

Accounts payable	1.0
Salaries and benefits payable	0.8
Redeemable non-controlling interests	11.5

Total liabilities assumed	13.3

Net assets acquired	$27.7

Acquisition-related expenses for CCH were $0.6 million for the nine months ended September 30, 2011 and are included in acquisition-related expenses on the accompanying condensed consolidated statements of operations.

Acquisition of GP Surgery Center LLC

Effective July 1, 2011, the Company completed the purchase of substantially all the assets used in the operation of GP Surgery Center, LLC (“Great Plains ASC”), a surgery center located in Lawton, Oklahoma. The cash purchase price of $3.7 million was funded with cash on hand. The Company completed its purchase price allocation based upon its estimates of fair value of assets acquired at the acquisition date.

The fair value of assets acquired and liabilities assumed at the acquisition date was as follows (in millions):

Property and equipment	$0.3
Goodwill	3.4

Total assets acquired	$3.7

Acquisition-related expenses for Great Plains ASC were $0.1 million for the nine months ended September 30, 2011 and are included in acquisition-related expenses on the accompanying condensed consolidated statements of operations.

Pro forma Information

Net revenues of approximately $8.2 million and loss from continuing operations before income taxes of $0.7 million for the combined CCH and Great Plains ASC (both effective July 1, 2011) are included in the Company’s consolidated results of operations for the nine months ended September 30, 2011. The following table provides certain pro forma financial information for the Company as if these acquisitions occurred as of January 1, 2010 (in millions):

	Nine Months Ended September 30,
	2010	2011
Net revenue	$675.5	$655.6

Income (loss) from continuing operations, before income taxes	$(10.6)	$2.8

5. Goodwill and Intangible Assets

The Company accounts for its acquisitions under the provisions of FASB authoritative guidance regarding business combinations and goodwill and other intangible assets. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of October 1, 2010 and did not incur an impairment charge.

The following table presents the components of the Company’s intangible assets, which are included in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
December 31, 2010	$15.9	$(7.4)	$8.5

September 30, 2011	$15.1	$(7.1)	$8.0

Indefinite-lived intangible assets:
Certificates of need:
December 31, 2010	$0.6	$—	$0.6

September 30, 2011	$0.6	$—	$0.6

Total intangible assets:
December 31, 2010	$16.5	$(7.4)	$9.1

September 30, 2011	$15.7	$(7.1)	$8.6

Physician Minimum Revenue Guarantees

The Company has committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees,” with various physicians practicing in the communities it services. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician to assist in establishing his or her practice.

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of FASB authoritative guidance regarding accounting for minimum revenue guarantees. The Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company has committed to advance a maximum amount of approximately $5.4 million at September 30, 2011. As of December 31, 2010 and September 30, 2011, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $1.1 million and $1.4 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in states that have adopted certificate of need laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. An independent appraiser values each certificate of need when the Company acquires a hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized.

6. Interest Rate Hedging Activities

In December 2009, the Company executed an interest rate cap agreement on a notional value of $75 million for a period of three years and paid approximately $0.6 million under this agreement. This agreement caps interest at 4.5%.

While the Company anticipates that the counterparties will satisfy their obligations under the agreements fully, the Company is exposed to credit losses in the event of nonperformance by the counterparties to the financial instruments. The Company accounts for its interest rate cap agreement under the provision of FASB authoritative guidance regarding fair value measurements, which provided a single definition of fair value, established a framework for measuring fair value, and expanded disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of its interest rate hedge. The authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be assessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions.

The Company determines the fair value of its interest rate hedge in a manner consistent with that used by market participants in pricing hedging instruments, which includes using a discounted cash flow analysis based upon the terms of the agreements, the impact of the one-month forward London Interbank Offered Rate (“LIBOR”) curve and an evaluation of credit risk. Given the use of observable market assumptions and the consideration of credit risk, the Company has categorized the valuation of its interest rate hedge as Level 2.

The Company entered into its interest rate cap agreement to mitigate the floating rate interest risk on a portion of its previously outstanding borrowings under its Second Amended and Restated Credit Agreements. The fair value of the interest rate cap represents an asset of approximately $44,000 and $1,000 at December 30, 2010 and September 30, 2011, respectively. The mark-to-market adjustment to reflect the fair value of the interest rate hedging instrument is reflected as interest expense in the accompanying condensed consolidated statements of operations and represented an expense of $40,000 and $43,000 for the nine months ended September 30, 2010 and 2011, respectively.

7. Income Taxes

The Company had an effective tax rate of approximately (11.8)% and 65.8% for the nine months ended September 30, 2010 and 2011, respectively. These rates were affected by the recording of a valuation allowance of approximately $27.7 million and $31.4 million for the nine months ended September 30, 2010 and 2011, respectively, as a result of the uncertainty related to the realization of certain deferred tax assets.

The Company uses the separate company method of tax computation for the nonconsolidated group included in the accompanying condensed consolidated financial statements.

8. Commitments and Contingencies

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

9. Long-Term Debt

A summary of the Company’s long-term debt at December 31, 2010 and September 30, 2011 follows (in millions).

	December 31, 2010	September 30, 2011
9 1/4% Senior Unsecured Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Senior Unsecured Notes	(5.9)	(5.2)
Senior Secured Asset Based Loan	—	—

Total	494.1	494.8
Less: current maturities	—	—

Total long-term debt	$494.1	$494.8

In June 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, the Company issued $500.0 million of new 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) and entered into a new senior secured asset-based loan (“ABL”) consisting of a $100.0 million revolving credit facility maturing in November 2014 (the “2010 Revolving Facility”). The proceeds from the 9 1/4% Notes were used to repay the outstanding principal and interest related to the Company’s previous term loan facility and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

In connection with the Refinancing, the Company recorded a loss on refinancing of $20.8 million. The loss on refinancing includes $7.1 million in prepayment penalties on certain amounts outstanding under the Company’s previous bank credit agreement, $12.0 million of previously capitalized loan costs related to the Company’s previous bank credit agreement and $1.7 million of loan costs incurred relate to the new debt instruments that the Company expenses in accordance with accounting guidance related to modifications or exchanges of debt instruments.

Interest on the 9 1/4% Notes is payable semi-annually on July 1 and January 1 of each year. The 9 1/4% Notes are unsecured general obligations of the Company and rank equal in right of payment to all existing and future senior unsecured indebtedness of the Company. All payments on the 9 1/4% Notes are guaranteed jointly and severally on a senior unsecured basis by substantially all of the Company’s wholly-owned subsidiaries.

The Company may redeem up to 35% of the 9 1/4% Notes prior to July 1, 2013, with the net cash proceeds from certain equity offerings at a price equal to 109.25% of their principal amount, plus accrued and unpaid interest. The Company may redeem all or a part of the 9 1/4 Notes at any time on or after July 1, 2013, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

July 1, 2013 to June 30, 2014	106.938%
July 1, 2014 to June 30, 2015	104.625%
July 1, 2015 to June 30, 2016	102.313%
July 1, 2016 and thereafter	100.000%

If the Company experiences a change of control under certain circumstances, they must offer to repurchase all of the notes at a price equal to 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Upon the occurrence of certain events, the Company may request the 2010 Revolving Facility to be increased by an aggregate amount not to exceed $25.0 million. Availability under the 2010 Revolving Facility is subject to a borrowing base of 85% of eligible net accounts receivable. Borrowings under the ABL bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) the higher of (i) prime rate, (ii) federal funds effective rate plus 0.50%, or (iii) one-month LIBOR rate plus 1%, plus an applicable margin. The applicable margin in effect for borrowings during the two fiscal quarters following the date of the ABL is 2.25% with respect to base rate borrowings and 3.25% with respect to LIBOR borrowings. Beginning with the third fiscal quarter following the date of the ABL, the applicable margin in effect for borrowings may be reduced to 2.00% with respect to base rate borrowings and 3.00% with respect to LIBOR borrowings, or increased to 2.50% with respect to base rate borrowings and 3.50% for LIBOR borrowings, subject to the Company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal under the ABL, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. The initial commitment fee rate is 0.75% per annum. The commitment fee rate will be reduced to 0.50% if the average daily unused portion of the ABL during any month is equal to or less than 50% of the principal amount of the ABL. The Company must also pay customary letter of credit fees. Principal amounts outstanding under the ABL are due and payable in full at maturity (November 2014).

At September 30, 2011, the Company had no outstanding 2010 Revolving Facility loans. At September 30, 2011, the Company had a borrowing base of $65.4 million, net of outstanding letters of credit of $4.5 million, serving as the collateral under the Company’s workers compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At September 30, 2011, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At September 30, 2011, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

10. Guarantor and Non-Guarantor Supplementary Information

The Company’s 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and nine months ended September 30, 2010 and 2011 and as of December 31, 2010 and September 30, 2011:

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended September 30, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$164.6	$57.3	$—	$221.9
Salaries and benefits	1.3	68.5	20.7	—	90.5
Supplies	0.1	19.8	10.2	—	30.1
Purchased services	0.3	9.6	3.5	—	13.4
Other operating expenses	—	24.9	5.4	—	30.3
Provision for bad debts	—	26.6	9.5	—	36.1
Equity in (earnings) losses of affiliates	2.2	—	—	(2.2)	—
Management fees	(3.5)	2.6	0.9	—	—
Interest, net	0.8	9.9	2.2	—	12.9
Depreciation and amortization	—	7.1	2.1	—	9.2

	1.2	169.0	54.5	(2.2)	222.5
Income (loss) from continuing operations before income taxes	(1.2)	(4.4)	2.8	2.2	(0.6)
Income taxes	0.5	0.2	0.1	—	0.8

Income (loss) from continuing operations	(1.7)	(4.6)	2.7	2.2	(1.4)
Income (loss) from discontinued operations	—	—	—	—	—

Net income (loss)	(1.7)	(4.6)	2.7	2.2	(1.4)
Less: Net income attributable to noncontrolling interests	—	—	0.3	—	0.3

Net income (loss) attributable to Capella Healthcare, Inc.	$(1.7)	$(4.6)	$2.4	$2.2	$(1.7)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended September 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Net revenue	$—	$150.5	$65.0	$—	$215.5
Salaries and benefits	6.4	61.5	24.3	—	92.2
Supplies	—	19.6	11.5	—	31.1
Purchased services	0.4	10.0	4.8	—	15.2
Acquisition-related expenses	0.5	—	—	—	0.5
Other operating expenses	0.9	25.5	7.7	—	34.1
Provision for bad debts	0.8	16.3	6.5	—	23.6
Equity in (earnings) losses of affiliates	(2.7)	—	—	2.7	—
Management fees	(3.9)	2.8	1.1	—	—
Interest, net	1.2	9.6	2.0	—	12.8
Depreciation and amortization	0.1	7.0	2.4	—	9.5

	3.7	152.3	60.3	2.7	219.0
Income (loss) from continuing operations before income taxes	(3.7)	(1.8)	4.7	(2.7)	(3.5)
Income taxes	—	0.1	—	—	0.1

Income (loss) from continuing operations	(3.7)	(1.9)	4.7	(2.7)	(3.6)
Income (loss) from discontinued operations	—	—	(0.1)	—	(0.1)

Net income (loss)	(3.7)	(1.9)	4.6	(2.7)	(3.7)
Less: Net income attributable to noncontrolling interests	—	—	—	—	—

Net income (loss) attributable to Capella Healthcare, Inc.	$(3.7)	$(1.9)	$4.6	$(2.7)	$(3.7)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Nine Months Ended September 30, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$479.3	$169.1	$—	$648.4
Salaries and benefits	2.9	204.1	61.5	—	268.5
Supplies	0.1	58.8	30.0	—	88.9
Purchased services	0.9	27.7	10.4	—	39.0
Other operating expenses	0.9	62.4	16.5	—	79.8
Provision for bad debts	—	74.8	25.7	—	100.5
Equity in (earnings) losses of affiliates	(3.0)	—	—	3.0	—
Loss on refinancing	20.8	—	—	—	20.8
Management fees	(10.5)	8.0	2.6	—	0.1
Interest, net	2.5	27.2	6.2	—	35.9
Depreciation and amortization	0.1	21.2	6.1	—	27.4

	14.7	484.2	159.0	3.0	660.9
Income (loss) from continuing operations before income taxes	(14.7)	(4.9)	10.1	(3.0)	(12.5)
Income taxes	1.3	0.6	0.5	—	2.4

Income (loss) from continuing operations	(16.0)	(5.5)	9.6	(3.0)	(14.9)
Income (loss) from discontinued operations	—	—	(0.1)	—	(0.1)

Net income (loss)	(16.0)	(5.5)	9.5	(3.0)	(15.0)
Less: Net income attributable to noncontrolling interests	—	—	1.0	—	1.0

Net income (loss) attributable to Capella Healthcare, Inc.	$(16.0)	$(5.5)	$8.5	$(3.0)	$(16.0)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Nine Months Ended September 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$454.5	$183.2	$—	$637.7
Salaries and benefits	12.1	196.9	69.4	—	278.4
Supplies	—	59.3	33.0	—	92.3
Purchased services	1.1	29.0	12.2	—	42.3
Acquisition-related expenses	0.7	—	—	—	0.7
Other operating expenses	2.2	69.1	19.8	—	91.1
Provision for bad debts	0.8	45.3	17.5	—	63.6
Equity in (earnings) losses of affiliates	(9.8)	—	—	9.8	—
Management fees	(11.7)	8.6	3.2	—	0.1
Interest, net	3.2	28.9	6.1	—	38.2
Depreciation and amortization	0.2	21.4	6.5	—	28.1

	(1.2)	458.5	167.7	9.8	634.8
Income (loss) from continuing operations before income taxes	1.2	(4.0)	15.5	(9.8)	2.9
Income taxes	1.2	0.6	0.1	—	1.9

Income (loss) from continuing operations	—	(4.6)	15.4	(9.8)	1.0
Income (loss) from discontinued operations	—	—	—	—	—

Net income (loss)	—	(4.6)	15.4	(9.8)	1.0
Less: Net income attributable to noncontrolling interests	—	—	1.0	—	1.0

Net income (loss) attributable to Capella Healthcare, Inc.	$—	$(4.6)	$14.4	$(9.8)	$—

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$55.0	$(4.6)	$(2.1)	$—	$48.3
Accounts receivable, net	—	83.5	32.1	—	115.6
Inventories	—	16.6	8.6	—	25.2
Prepaid expenses and other current assets	1.4	2.6	0.8	—	4.8
Other receivables	0.4	1.8	0.1	—	2.3
Deferred tax assets	3.5	—	—	—	3.5
Income tax receivable	0.6	—	—	—	0.6

	60.9	99.9	39.5	—	200.3
Property and equipment:
Land	—	32.5	8.2	—	40.7
Buildings and improvements	0.1	281.9	91.7	—	373.7
Equipment	0.8	136.0	33.2	—	170.0
Construction in progress	0.6	3.3	0.8	—	4.7

	1.5	453.7	133.9	—	589.1
Accumulated depreciation	(0.4)	(108.5)	(29.5)	—	(138.4)

	1.1	345.2	104.4	—	450.7
Goodwill	89.9	—	—	—	89.9
Intangible assets, net	—	7.2	1.9	—	9.1
Investments in subsidiaries	24.3	—	—	(24.3)	—
Other assets, net	16.3	1.0	0.5	—	17.8

	$192.5	$453.3	$146.3	$(24.3)	$767.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.8	$14.6	$7.0	$—	$22.4
Salaries and benefits payable	0.6	14.9	6.8	—	22.3
Accrued interest	23.7	—	—	—	23.7
Other accrued liabilities	4.4	6.3	2.0	—	12.7

	29.5	35.8	15.8	—	81.1
Long-term debt	—	388.9	105.2	—	494.1
Deferred income taxes	12.8	—	—	—	12.8
Other liabilities	11.8	0.3	—	—	12.1
Redeemable controlling interests	—	—	5.5	—	5.5
Due to parent	186.4	12.9	10.9	—	210.2
Total stockholder’s deficit	(48.0)	15.4	8.9	(24.3)	(48.0)

	$192.5	$453.3	$146.3	$(24.3)	$767.8

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

September 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$18.7	$(3.4)	$(1.7)	$—	$13.6
Accounts receivable, net	—	84.8	39.2	—	124.0
Inventories	—	17.1	9.5	—	26.6
Prepaid expenses and other current assets	1.5	3.3	1.1	—	5.9
Other receivables	0.7	4.0	0.4	—	5.1
Deferred tax assets	—	—	—	—	—
Income tax receivable	0.8	0.1	0.3	—	1.2

	21.7	105.9	48.8	—	176.4
Property and equipment:
Land	—	32.5	8.3	—	40.8
Buildings and improvements	2.8	283.2	96.5	—	382.5
Equipment	0.9	144.8	39.3	—	185.0
Construction in progress	0.3	6.1	5.2	—	11.6

	4.0	466.6	149.3	—	619.9
Accumulated depreciation	(0.6)	(129.4)	(36.0)	—	(166.0)

	3.4	337.2	113.3	—	453.9
Goodwill	121.0	—	—	—	121.0
Intangible assets, net	—	6.7	1.9	—	8.6
Investments in subsidiaries	20.8	—	—	(20.8)	—
Other assets, net	18.7	0.8	0.6	—	20.1

	$185.6	$450.6	$164.6	$(20.8)	$780.0

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$2.2	$16.3	$7.1	$—	$25.6
Salaries and benefits payable	0.7	16.1	6.4	—	23.2
Accrued interest	11.7	—	—	—	11.7
Other accrued liabilities	8.1	6.2	1.9	—	16.2
Deferred income taxes	6.0	—	—	—	6.0
Current portion of long-term debt	—	—	—	—	—

	28.7	38.6	15.4	—	82.7
Long-term debt	—	389.5	105.3	—	494.8
Deferred income taxes	5.2	—	—	—	5.2
Other liabilities	18.7	0.3	0.1	—	19.1
Redeemable controlling interests	—	—	18.0	—	18.0
Due to parent	182.8	11.4	15.8	—	210.0
Total stockholder’s deficit	(49.8)	10.8	10.0	(20.8)	(49.8)

	$185.6	$450.6	$164.6	$(20.8)	$780.0

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For Nine Months Ended September 30, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(16.0)	$(5.5)	$9.5	$(3.0)	$(15.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(3.0)	—	—	3.0	—
Depreciation and amortization	0.1	21.2	6.1	—	27.4
Loss on refinancing	20.8	—	—	—	20.8
Provision for bad debts	—	74.8	25.7	—	100.5
Deferred income taxes	1.1	—	—	—	1.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	0.5	(75.5)	(24.0)	—	(99.0)
Inventories	—	(0.2)	(0.6)	—	(0.8)
Prepaid expenses and other current assets	(0.6)	(0.9)	—	—	(1.5)
Accounts payable and other current liabilities	(3.8)	—	2.0	—	(1.8)
Accrued salaries	(3.7)	1.2	1.6	—	(0.9)
Accrued interest	12.2	—	—	—	12.2
Other	3.1	(0.2)	—	—	2.9

Net cash provided by operating activities	10.7	14.9	20.3	—	45.9
Investing activities:
Purchase of property and equipment, net	(0.6)	(13.9)	(3.2)	—	(17.7)
Change in other assets	(4.7)	(1.3)	(0.2)	—	(6.2)

Net cash used in investing activities	(5.3)	(15.2)	(3.4)	—	(23.9)
Financing activities:
Proceeds from long-term debt	—	393.6	106.4	—	500.0
Payment of debt and capital leases	—	(370.9)	(113.6)	—	(484.5)
Advances to (from) Parent	32.9	(23.1)	(9.2)	—	0.6
Payment of debt issue costs	(21.7)	—	—	—	(21.7)
Distributions to noncontrolling interests	—	—	(1.1)	—	(1.1)

Net cash provided by financing activities	11.2	(0.4)	(17.5)	—	(6.7)

Change in cash and cash equivalents	16.6	(0.7)	(0.6)	—	15.3
Cash and cash equivalents at beginning of period	25.6	(4.3)	(1.7)	—	19.6

Cash and cash equivalents at end of period	$42.2	$(5.0)	$(2.3)	$—	$34.9

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For Nine Months Ended September 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$—	$(4.6)	$15.4	$(9.8)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(9.8)	—	—	9.8	—
Depreciation and amortization	0.2	21.4	6.5	—	28.1
Provision for bad debts	0.8	45.3	17.5	—	63.6
Deferred income taxes	1.8	—	—	—	1.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(0.8)	(46.6)	(20.7)	—	(68.1)
Inventories	—	(0.5)	(0.3)	—	(0.8)
Prepaid expenses and other current assets	(0.6)	(3.0)	(0.4)	—	(4.0)
Accounts payable and other current liabilities	5.1	1.6	(1.1)	—	5.6
Accrued salaries	0.1	1.2	(1.2)	—	0.1
Accrued interest	(11.9)	—	—	—	(11.9)
Other	3.0	—	(0.9)	—	2.1

Net cash provided by (used in) operating activities	(12.1)	14.8	14.8	—	17.5
Investing activities:
Acquisition of healthcare businesses	—	(3.7)	(27.7)	—	(31.4)
Purchase of property and equipment, net	(2.5)	(13.1)	(7.1)	—	(22.7)
Change in other assets	1.3	1.3	0.3	—	2.9

Net cash provided by (used in) investing activities	(1.2)	(15.5)	(34.5)	—	(51.2)
Financing activities:
Advances to (from) Parent	(23.0)	1.9	20.9	—	(0.2)
Distributions to noncontrolling interests	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) financing activities	(23.0)	1.9	20.1	—	(1.0)

Change in cash and cash equivalents	(36.3)	1.2	0.4	—	(34.7)
Cash and cash equivalents at beginning of period	55.0	(4.6)	(2.1)	—	48.3

Cash and cash equivalents at end of period	$18.7	$(3.4)	$(1.7)	$—	$13.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements,” which are intended to be covered by the safe harbors created by federal securities laws. Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this discussion by use of words including, but not limited, to “may,” “believe,” “will,” “should,” “expect,” “estimate,” “anticipate,” “intend,” and “plan.” These statements are based upon estimates and assumptions made by Capella’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, but are not limited to, those described in this report and in the “Risk Factors” section of our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 28, 2011 and any amendments thereto.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: future financial performance and condition; future liquidity and capital resources; future cash flows; existing and future debt; our strategic goals; future acquisitions; our business strategy and operating philosophy, including an evaluation of growth strategies for existing markets and for potential acquisitions; effects of competition in a hospital’s market; costs of providing care to our patients; changes in interest rates; our future operating environment; our compliance with new and existing laws and regulations as well as costs and benefits associated with compliance; the impact of national health care reform; the impact of the current economic environment; the performance of counterparties to our agreements; industry and general economic trends; reimbursement changes; patient volumes and related revenue; anticipated revenue from Medicaid electronic health records (“EHR”) incentive payments; the impact of bad debt expenses; operational initiatives; impact of accounting methodologies; and physician recruiting and retention.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with (i) our condensed consolidated financial statements and accompanying notes included elsewhere in this report and (ii) our consolidated financial statements and accompanying notes and discussion and analysis of our financial condition and results of operations included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 28, 2011 and any amendments thereto.

Unless the context requires otherwise, Capella Healthcare, Inc. and its subsidiaries are referred to in this section as “Capella,” the “Company,” “we,” “us” and “our.”

Executive Overview

We are a provider of general and specialized acute care, outpatient and other medically necessary services in our primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics. As of September 30, 2011, we operated 15 acute care hospitals (14 of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,876 licensed beds in Arkansas, Alabama, Missouri, Oklahoma, Oregon, Tennessee and Washington. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Effective July 1, 2011, we completed the acquisition of a 60% interest in Cannon County Hospital, LLC, which owns and operates DeKalb Community Hospital and Stones River Hospital. The acquisition was funded on June 30, 2011, with an effective date of July 1, 2011. We own majority interests in the two hospitals and manage each of the hospitals pursuant to a management agreement.

Effective July 1, 2011, we completed the acquisition of GP Surgery Center, LLC, a surgery center located in Lawton, Oklahoma.

Operating Environment

We believe that the operating environment for healthcare providers continues to evolve, which presents both challenges and opportunities for us. In order to remain competitive in the markets we serve, we must conform our strategies not only to accommodate the changing operating environment, but also for competitive reasons. These factors will require continued focus on quality of care initiatives. As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. In the following paragraphs we discuss both current and future challenges that we face and our strategies to address them proactively.

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) dramatically alter the United States healthcare system and are intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including disproportionate share hospital (“DSH”) payments, expanding the Medicare program’s use of value-based purchasing programs and tying hospital payments to the satisfaction of certain quality criteria. The Affordable Care Act also contains several Medicare payment and delivery system innovations, including the establishment of a Medicare Shared Savings Program to promote accountability and coordination of care through the creation of accountable care organizations (“ACOs”) and the establishment of pilot programs related to bundled payment for post-acute care. Under the bundled post-acute care pilot program, Medicare would pay one bundled payment for acute, inpatient hospital services, physician services, outpatient hospital services, and post-acute care services for an episode of care that begins three days prior to a hospitalization and spans 30 days following discharge. The Affordable Care Act requires the Secretary of the United States Department of Health and Human Services (“HHS”) to expand the pilot program if it achieves the stated goals of reducing spending while improving or not reducing quality. The pilot program will be established by January 1, 2013, and expanded, if appropriate, by January 1, 2016.

The Affordable Care Act also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of recovery audit contractors in the Medicaid program, expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from increasing the total percentage of physician ownership or increasing the aggregate number of operating rooms, procedure rooms, and beds for which they are licensed.

As part of the effort to control or reduce healthcare spending, the Affordable Care Act places a number of significant requirements and limitations on the exception to the federal physician self-referral prohibition, commonly known as the Stark Law, that allows physicians to have ownership interests in hospitals. Among other things, the Affordable Care Act prohibits hospitals from increasing the percentage of the total value of the ownership interest held in the hospital by physicians after March 23, 2010.

A majority of the measures contained in the Affordable Care Act do not take effect until 2014. In addition, there have been a number of challenges to the Affordable Care Act, and some courts have ruled that the requirement for individuals to carry health insurance or the Affordable Care Act in its entirety is unconstitutional. Several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Depending on further legislative developments, how the pending court challenges are resolved, and how the Affordable Care Act is ultimately interpreted and implemented, it could have an adverse effect on our business, financial condition and results of operations.

Accountable Care Organizations

Under the ACO Medicare Shared Savings Program, organizations known as ACOs will enter into a contract with the Secretary of the HHS in which the ACO agrees to be accountable for the overall care of its Medicare beneficiaries, to have adequate participation of primary care physicians, to define processes to promote evidence-based medicine, to report on quality and costs, and to coordinate care. ACOs that meet quality and efficiency standards will be allowed to share in the cost savings they achieve for the Medicare program. On October 20, 2011, the Centers for Medicare & Medicaid Services (“CMS”) released the final rule on ACOs setting forth the parameters of ACO contracts and payments under the Medicare Shared Savings Program. The final rule outlines certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the ACO rule, patient and provider participation in ACOs is voluntary. The ACO program is required to be established by January 1, 2012, and providers may enroll on a rolling basis, with the first round of applications due in early 2012. We do not yet know whether our facilities will create ACOs and if the facilities do so what the cost of participation will be to the facility or the potential impact on revenue.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and can be expected to continue to be, significantly revised based on cost containment and policy considerations. CMS has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective.

On November 1, 2011, CMS issued the Outpatient Prospective Payment System (“OPPS”) rates for calendar year (“CY”) 2012. Under the final rule, the market basket update for CY 2012 for hospitals under the OPPS is a 1.9% increase. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program will receive the full 1.9% market basket update, while those that do not submit quality data will not receive the 1.9% market basket update and instead will be subject to a .1% decrease in reimbursement. As part of the final rule, CMS has decided to add three quality measures to the current list of 23 measures to be reported by hospital outpatient departments, bringing the total number of measures that are to be reported for purposes of the CY 2014 payment determination to 26.

Payments under the Medicare program to ambulatory surgery centers (“ASC”) are made under a system whereby the Secretary of the HHS determines payment amounts prospectively for various categories of medical services performed in ASCs. Beginning in 2008, CMS transitioned Medicare payments to ASCs to a system based upon the hospital OPPS. On November 1, 2011, CMS issued a final rule to update the Medicare program’s payment policies and rates for ASCs for CY2012. The final rule applies a 1.6% increase to the ASC payment rate. CMS has also adopted a quality reporting program for ASCs for the first time. Beginning October 1, 2012, ASCs will be required to report five quality measures in order to be eligible for the full market basket update for the CY 2014 payment determination.

On August 1, 2011, CMS issued Medicare Inpatient Hospital Prospective Payment System (“IPPS”) final rule for FFY 2012, which began on October 1, 2011. Under the final rule, hospitals that report quality data under the Inpatient Quality Reporting (“IQR”) Program will receive a 1% payment rate increase for inpatient hospital stays paid under the IPPS and hospitals that do not report quality data will receive 1% decrease in payment rates. The 1% net increase is a compilation of a 1.9% base increase, a -2% documentation and coding adjustment to recoup the effects of increased aggregate payments resulting from the adoption of Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), and a positive 1.1% adjustment to negate the misapplication of a budget neutrality adjustment between FFYs 1999-2006. The final rate increase also reflects a -2.9% adjustment as part of a two year process to recoup overpayments resulting from the conversion to the MS-DRG system. However, because the adjustment is non-cumulative, it does not yield any change compared to the FFY 2011 reimbursement rates.

In addition, the rule contains several provisions intended to strengthen the relationship between payment and quality of service. First, the rule adopts a number of policies as part of the Hospital Readmissions Reduction Program, established by the Affordable Care Act, which requires a reduction in Medicare payments to hospitals with excess readmissions for certain conditions. Second, the rule expands the quality measures that hospitals must report in FFYs 2014 and 2015 to avoid a 2% payment reduction under the IQR Program by, among other things, increasing the number of measures to be reported to 76. Finally, the rule expands the list of measures CMS has proposed to adopt for the VBP Program.

Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of DSH payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. The recent health reform legislation contains certain changes to the DSH formula, including a change that would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low- income patients treated.

As authorized by the Affordable Care Act, HHS issued its final rule on April 29, 2011 launching the VBP Program. The VBP Program begins in October 2012 and provides that hospitals will be paid for inpatient acute care services based on quality of care measures as specifically set forth by CMS. The quality measures focus on how closely hospitals follow best clinical practices and how well hospitals enhance patients’ experiences of care. The higher the quality measures, the higher the reward from CMS. We intend for our facilities to achieve high levels of quality under the VBP Program, however, we cannot guarantee that our facilities’ reimbursement will increase and will not decrease as a result of the implementation of the VBP Program.

There is considerable pressure on governmental payors, managed Medicare/Medicaid payors and commercial managed care payors to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current economic downturn has magnified these pressures. Lower than expected tax collections resulting from higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased as a result of job losses that have left many individuals without health insurance. To balance their budgets, many states have adopted, or may be considering, legislation that is intended to reduce Medicaid coverage and program eligibility, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. During the nine months ended September 30, 2010 and 2011, Medicaid and managed Medicaid programs accounted for approximately 12.5% and 13.1%, respectively, of our net revenue. Managed care payors also face economic pressures during periods of economic weakness as a result of lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payors may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the nine months ended September 30, 2010 and 2011, we recognized approximately 38.4% and 37.7%, respectively, of our net revenue from managed care payors. If we do not receive increased payor reimbursement rates from governmental or managed care payors that cover the increasing cost of providing healthcare services to our patients or if governmental payors defer payments to our hospitals, our margins could deteriorate, which could adversely effect our financial condition, results of operations and cash flows.

On August 2, 2011, Congress passed the Budget Control Act (the “BCA”), which raised the federal debt ceiling and made spending cuts of roughly the same amount. Under the BCA, the Joint Select Committee on Deficit Reduction is tasked with reducing the federal deficit by an additional $1.5 trillion by December 23, 2011. If the joint committee fails to approve a bill or Congress does not enact the recommendations, a number of cuts will be automatically “triggered”, which could result in approximately a 2% reduction in Medicare reimbursement rates for providers. We cannot predict whether the joint committee will recommend spending cuts to federal health care programs and, if it does, whether Congress will actually enact their recommendations or whether the automatic cuts will be triggered by Congress’s failure to act and if the automatic cuts are triggered, what the actual reductions in reimbursement will be to hospitals or other providers. Any reduction in provider reimbursement rates under federal health care programs could have a material adverse effect on our financial condition and results of operations.

Pay for Performance Reimbursement

Many payors, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past. For federal fiscal year 2011, Medicare expanded the number of quality measures to be reported to 55, compared to 47 during federal fiscal year 2010. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements. While current Medicare guidelines and contracts with most managed care payors provide for reimbursement based upon the reporting of quality measures, we believe significant payors will utilize the quality measures to determine reimbursement rates for hospital services. We have developed key processes and infrastructure that we believe enable us to meet or exceed the current established quality guidelines. We plan to continue to invest in quality initiatives and technology in order to meet the quality demands of our payors in the future.

Implementation of our Clinical Quality Initiatives

The integral component of responding to each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include the following:

•	review of the current CMS quality indicators;

•	mock Joint Commission surveys conducted by a third-party;

•	implementation of hourly nursing rounds;

•	alignment of hospital management incentive compensation with quality and satisfaction indicators;

•	feedback from our Local Physician Leadership Groups, National Physician Leadership Group, and Physician Advisory Group;

•	hospital board and medical staff oversight of patient safety and quality of care; and

•	investment in clinical technology.

Physician Alignment

Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. We have physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, general surgery, oncology, obstetrics and gynecology, cardiology, neurology, orthopedics, urology, otolaryngology and inpatient hospital care (hospitalists). To provide our patients access to the appropriate physician resources, we actively recruit physicians to the communities served by our hospitals through employment agreements, relocation agreements or physician practice acquisitions. We invest in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. The costs associated with recruiting, integrating and managing a large number of new physicians will have a negative impact on our operating results and cash flows in the near term. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will impact our operating results positively over the long term.

Cost Pressures

In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs with respect to delivering high quality patient care and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the last year, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits. These pressures include base wage increases, demands for flexible working hours and other increased benefits as well as higher nurse-to-patient ratios. In addition, inflationary pressures and technological advancements and increased acuity continue to drive supply costs higher. We implemented multiple supply chain initiatives, including consolidation of low-priced vendors, established value analysis teams and coordinated quality of care efforts to encourage group purchasing contract compliance.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three and nine months ended September 30, 2011, we recognized $2.7 million and $4.6 million, respectively, in revenue related to estimated Medicaid EHR incentive payments. We continue to refine our budgeted costs and the expected reimbursement improvements associated with our EHR initiatives and have the potential to recognize additional revenue from EHR incentive payments in the fourth quarter of 2011. We currently estimate that at a minimum the total costs incurred to comply will be recovered through this initiative.

Revenue/Volume Trends

Our revenue depends upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

Sources of Revenue

The primary sources of our revenue include various managed care payors, including managed Medicare and managed Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and patients themselves. We are typically paid less than our gross charges, regardless of the payor source, and report net revenue to reflect contractual adjustments and other allowances required by managed care providers and federal and state agencies.

The following table sets forth the percentages of adjusted net patient revenue by payor for the three months and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Medicare(1)	38.9%	38.0%	39.9%	39.2%
Medicaid(1)	12.9%	13.0%	12.5%	13.1%
Managed Care and Other	38.7%	38.5%	38.4%	37.7%
Self-pay	9.5%	10.5%	9.2%	10.0%

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes net patient revenue received under managed Medicare or managed Medicaid programs.

Impact of Current Economic Environment

We continue to experience volume pressure based on reduced demand for inpatient healthcare services and increased competition for patients. The recent economic downturn impacted healthcare and many other industries negatively. While many healthcare services are considered non-discretionary in nature, certain services including elective procedures and other non-emergent services may be deferred or canceled by patients when they are suffering personal financial hardship or have a negative outlook on the general economy. Continually high unemployment results in high numbers of uninsured patients, and employer cost reduction programs may result in a higher level of co-pays and deductible limits for patients. Governmental payors and managed care payors may reduce reimbursement paid to hospitals and other healthcare providers to address economic and regulatory pressures. We believe a more severe economic downturn could have an adverse impact on our revenue whether in the form of payor mix shifts from managed care to uninsured or Medicaid, additional charity care, lower patient volumes, lower collection rates of patient co-pay and deductible balances or a combination of such factors. We expect our volumes to improve over the long-term as a result of our quality of care, physician recruitment and service line expansion initiatives. In addition, in a number of our markets, the population growth of a key age category that demands more hospital services is near or exceeds the national average. We cannot determine when we will realize the benefits of our long-term strategies.

Payor Reimbursement Trends

Net revenue per adjusted admission was $8,329 and $7,986 for the nine months ended September 30, 2010 and 2011, respectively. Adjusted for the change, effective January 1, 2011, in the uninsured discount policy described below under “Critical Accounting Policies,” pro forma net revenue per adjusted admission for the nine months ended September 30, 2010 was $7,714. The increase in net revenue per adjusted admission for the nine months ended September 30, 2011 over pro forma for the same period in 2010 was 3.5%. This increase reflects: (i) an increase in the average acuity of our services provided as evidenced by an increase of 0.7% in our Medicare case mix index, which refers to the acuity or severity of illness of an average Medicare patient at our hospitals, to 1.36 as compared to 1.35 in the prior year; (ii) favorable managed care contract pricing negotiations; (iii) Medicare hospital market basket increases; (iv) the impact of price increases, and (v) the impact of revenue related to the estimated Medicaid EHR incentive payments. However, as a result of consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods could become more difficult.

We cannot assure you that future reimbursement rates, even if improved, will cover potential increases in the cost of providing healthcare services to our patients.

Accounts Receivable Collection Risks Leading to Increased Bad Debts

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2010 and September 30, 2011:

December 31, 2010	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	22.0%	0.4%	0.3%	22.7%
Medicaid(1)	6.2	0.7	0.5	7.4
Managed Care and Other	18.7	1.6	1.0	21.3
Self-Pay(2)	13.6	12.4	22.6	48.6

Total	60.5%	15.1%	24.4%	100.0%

September 30, 2011	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.1%	0.4%	0.5%	27.0%
Medicaid(1)	7.1	0.6	0.8	8.5
Managed Care and Other	19.2	2.0	1.2	22.4
Self-Pay(2)	10.5	8.9	22.7	42.1

Total	62.9%	11.9%	25.2%	100.0%

(1)	Includes net patient revenue received under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

The volume of self-pay accounts receivable remains sensitive to a combination of factors, including price increases, acuity of services, higher levels of insured patient co-payments and deductibles, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented a number of practices to mitigate bad debt expense and increase collections, including increased focus on upfront cash collections, incentive plans for our hospitals’ financial counselors and registration personnel, increased focus on payment plans with non-emergent patients, among other efforts. Despite these practices, we believe bad debts will remain a significant risk for us and the rest of the hospital industry in the near term.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We consider an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made; and

•	changes in the estimate or different estimates that could have been made could have a material impact on our consolidated results of operations or financial condition.

Our critical accounting estimates for the year ended December 31, 2010 are more fully described in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 28, 2011 and any amendments thereto, and continue to include:

•	Insurance reserves;

•	Income taxes; and

•	Long-lived assets and goodwill.

We have updated our discussion of our critical accounting estimates in the areas of (i) Revenue and Revenue Deductions, and (ii) Allowance for Doubtful Accounts and Provision for Doubtful Accounts, as follows, because of a change in our uninsured discount policy, effective January 1, 2011, as more fully described herein.

Revenue and Revenue Deductions

We recognize net revenue during the period the healthcare services are provided based upon estimated amounts due from payors. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third-party payors. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our net revenue, we apply contractual adjustments to patient accounts at the time of billing using specific payor contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenue had been 1% higher for all insured accounts, our net revenue would have been reduced by approximately $31.0 million and $25.0 million for the year ended December 31, 2010 and the nine months ended September 30, 2011, respectively. We derive most of our net revenue from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.

Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis, while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare and Medicaid, no individual payor represents more than 10% of our net revenue.

Medicare regulations and many of our managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. We estimate amounts owed to or receivable from the Medicare program using the best information available and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in our consolidated statements of operations in the period in which the revisions are made.

Net adjustments for final third-party settlements decreased net revenue and income from continuing operations before income taxes by $0.2 million for the nine months ended September 30, 2011 and increased net revenue and income from continuing operations before income taxes by $1.1 million for the nine months ended September 30, 2010. Additionally, updated regulations and contract negotiations with payors occur frequently, which necessitates continual review of revenue estimation processes by management. Management believes that future adjustments to its current third-party settlement estimates will not materially impact our results of operations, cash flows or financial position.

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). We deduct charity care accounts from gross revenue when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. Charity care deductions reduced gross revenue by $13.6 million and $13.9 million during the nine months ended September 30, 2010 and 2011, respectively.

Allowance for Doubtful Accounts and Provision for Doubtful Accounts

Our ability to collect the self-pay portion of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 51.6% and 42.7% of accounts receivable, net of contractual discounts, as of December 31, 2010 and September 30, 2011, respectively. Our additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. We write off accounts when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the primary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. We rely on certain analytical tools, including (i) historical trended cash collections compared to net revenue less bad debt; (ii) total bad debt expense, charity care deductions and uninsured discounts as a percentage of self pay revenue; (iii) net days in accounts receivable; and (iv) the allowance for doubtful accounts as a percentage of total self pay accounts receivable. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect our collection of accounts receivable, cash flows and results of operations. If our uninsured accounts receivable as of September 30, 2011 were 1% higher, our provision for doubtful accounts would have increased by $0.9 million.

Effective January 1, 2011, we adopted a uniform uninsured discount policy. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue in the determination of net revenue. The amount billed to the patient is subject to our customary collection process and, to the extent not collected, becomes subject to our policy governing our bad debt provision. Prior to January 1, 2011, each of our hospitals utilized a market-specific uninsured discount policy and in each case at an amount less than 60%.

Results of Operations

Same-Store Operating Results and Data

We present same-store results and operating data as a basis for measuring organic growth and results of operations. During periods in which we acquire or divest of hospitals, our same-store operating results and data will not be directly comparable to our consolidated results. For the three and nine month periods ending September 30, 2011, we provide a summary of same-store operating results and operating data for the thirteen hospitals we owned since March 1, 2008, as these are the only hospitals that we have operated for the three and nine months in each period. As a result, the same-store operating results and operating data that follow do not include DeKalb Community Hospital or Stones River Hospital, which became part of the Company effective July 1, 2011 in connection with our acquisition of a 60% interest in CCH.

Selected Operating Statistics

The following tables present summaries of results of operations for the three and nine months ended September 30, 2010 and 2011 (dollars in millions).

	Three Months Ended September 30,
	2010		2011
	Amount	%	Amount	%
Net revenue	$221.9	100.0%	$215.5	100%
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.1 and $0.1, respectively)	90.5	40.8	92.2	42.8
Supplies	30.1	13.6	31.1	14.4
Provision for bad debts	36.1	16.3	23.6	11.0
Other operating expenses	43.7	19.7	49.8	23.1
Depreciation and amortization	9.2	4.1	9.5	4.4
Interest, net	12.9	5.8	12.8	5.9

Total costs and expenses	222.5	100.3	219.0	101.6

Loss from continuing operations before income taxes	(0.6)	(0.3)	(3.5)	(1.6)
Income taxes	0.8	0.4	0.1	—

Loss from continuing operations	(1.4)	(0.7)	(3.6)	(1.6)
Income (loss) from discontinued operations, net of taxes	—	—	(0.1)	(0.1)

Net loss	$(1.4)	(0.7)%	$(3.7)	(1.7)%

Less: Net income attributable to noncontrolling interests	0.3	0.1	—	—

Net loss attributable to Capella Healthcare, Inc.	$(1.7)	(0.8)%	$(3.7)	(1.7)%

	Nine Months Ended September 30,
	2010		2011
	Amount	%	Amount	%
Net revenue	$648.4	100.0%	$637.7	100%
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.2, and $0.3, respectively)	268.5	41.4	278.4	43.7
Supplies	88.9	13.7	92.3	14.5
Provision for bad debts	100.5	15.5	63.6	10.0
Other operating expenses	118.8	18.4	134.1	21.0
Depreciation and amortization	27.4	4.2	28.1	4.4
Interest, net	35.9	5.5	38.2	6.0
Management fee to related party	0.1	—	0.1	—
Loss on refinancing	20.8	3.2	—	—

Total costs and expenses	660.9	101.9	634.8	99.6

Income (loss) from continuing operations before income taxes	(12.5)	(1.9)	2.9	0.4
Income taxes	2.4	0.4	1.9	0.3

Income (loss) from continuing operations	(14.9)	(2.3)	1.0	0.1
Income (loss) from discontinued operations, net of taxes	(0.1)	—	—	—

Net income (loss)	$(15.0)	(2.3)%	$1.0	0.1%

Less: Net income attributable to non-controlling interests	1.0	0.2	1.0	0.1

Net income (loss) attributable to Capella Healthcare, Inc.	$(16.0)	(2.5)%	$—	—%

The comparability of our results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 is impacted by the change in our uninsured discount policy, effective January 1, 2011, as more thoroughly explained under “Critical Accounting Policies” above. The change in the uninsured discount policy effectively shifts a portion of our expenses previously classified as provision for bad debts to revenue deductions, thereby resulting in lower net revenue and lower bad debt expense for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010. Had the uninsured discount policy been in place effective January 1, 2010, the revenue and bad debt expenses would have been as follows (in millions):

	Net Revenue		Provision for Bad Debts
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Historical results of operations as presented	$221.9	$648.4	$36.1	$100.5
Uninsured discount impact of pro forma change in policy	(17.2)	(47.9)	(17.2)	(47.9)

Pro forma results of operations	$204.7	$600.5	$18.9	$52.6

The following table reflects the results of operations for the three and nine months ended September 30, 2010 on a pro forma basis for the change in our uninsured discounts policy (dollars in millions):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Amount	%	Amount	%
Net revenue	$204.7	100.0%	$600.5	100.0%
Costs and expenses:
Salaries and benefits	90.5	44.2	268.5	44.7
Supplies	30.1	14.7	88.9	14.8
Provision for bad debts	18.9	9.2	52.6	8.8
Other operating expenses	43.7	21.4	118.8	19.8
Depreciation and amortization	9.2	4.5	27.4	4.5
Interest, net	12.9	6.3	35.9	6.0
Management fee to related party	—	—	0.1	—
Loss on refinancing	—	—	20.8	3.5

Total costs and expenses	205.3	100.3	613.0	102.1

Loss from continuing operations before income taxes	(0.6)	(0.3)	(12.5)	(2.1)
Income taxes	0.8	0.4	2.4	0.4

Loss from continuing operations	(1.4)	(0.7)	(14.9)	(2.5)
Income (loss) from discontinued operations, net of taxes	—	—	(0.1)	—

Net loss	$(1.4)	$(0.7)	$(15.0)	(2.5)%

Less: Net income attributable to non-controlling interests	0.3	0.1	1.0	0.2

Net loss attributable to Capella Healthcare, Inc.	$(1.7)	(0.8)%	$(16.0)	(2.7)%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table compares key consolidated operating results and statistics for the three-month periods ended September 30, 2010 and 2011 (dollars in millions):

	Three Months Ended September 30,
	2010	2011	% Change
	(Unaudited)
Consolidated Statement of Operations Data:
Net revenue	$221.9	$215.5	(2.9)%
Salaries and benefits	90.5	92.2	1.9
Supplies	30.1	31.1	3.3
Provisions for bad debts	36.1	23.6	(34.6)
Other operating expenses	43.7	49.8	14.0
Depreciation and amortization	9.2	9.5	3.3
Total costs and expenses	222.5	219.0	(1.6)
Consolidated Operating Data:
Number of hospitals at end of each period	13	15	15.4%
Admissions	12,611	12,908	2.4
Adjusted admissions(1)	26,484	27,937	5.5
Net revenue per adjusted admission	$8,379	$7,714	(7.9)
Inpatient surgeries	2,862	2,753	(3.8)
Outpatient surgeries	5,576	6,422	15.2
Emergency room visits	60,594	68,024	12.3
Average length of stay	4.5	4.4	(2.2)
Same-Store Statement of Operations Data:
Net revenue	$221.9	$208.0	(6.3)%
Salaries and benefits	90.5	88.2	(2.5)
Supplies	30.1	30.1	—
Provision for bad debts	36.1	22.7	(37.1)
Other operating expenses	43.7	47.8	9.4
Depreciation and amortization	9.2	9.2	—
Total costs and expenses	222.5	210.6	(5.3)
Same-Store Operating Data:
Number of hospitals at end of each period	13	13	—%
Admissions	12,611	12,303	(2.4)
Adjusted admissions(1)	26,484	26,511	0.1
Net revenue per adjusted admission	$8,379	$7,846	(6.4)
Inpatient surgeries	2,862	2,696	(5.8)
Outpatient surgeries	5,576	6,196	11.1
Emergency room visits	60,594	64,069	5.7
Average length of stay	4.5	4.4	(2.2)

(1)	General measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenue and then dividing that number by gross inpatient revenue.

Net revenue. Same-store net revenue for the three months ended September 30, 2011 was $208.0 million, a decrease of $13.9 million, or 6.3%, over the same period last year. Same-store net revenue for the three months ended September 30, 2011 increased by $3.3 million or 1.6% as compared to pro forma net revenue for the same period of the previous year after giving effect to the change in our uninsured discount policy. The increase in net revenue was affected favorably by (i) favorable managed care contract pricing negotiations, (ii) an average rate increase of approximately 6% in October 2010, and (iii) an increase in same-store adjusted admissions of 0.1%. For the three months ended September 30, 2010, we recognized $4.9 million in provider tax program revenue in one of the states in which we operate, representing the provider tax revenue for the period October 2009 through September 2010. In addition, during the three months ended September 30, 2011, we recognized $2.7 million in revenue related to estimated Medicaid EHR incentive payments.

Same-store admissions for the three months ended September 30, 2011 decreased by 308 to 12,303, a decrease of 2.4%, and same-store adjusted admissions increased by 27 to 26,511, over the same period last year. The decrease in admissions was primarily because of decreases in surgical volumes and volume related to circulatory diagnoses.

We continue to implement multiple initiatives to transform operations to prepare for the future changes we expect to occur in the healthcare industry. This transformation process is built upon on our goal of providing ideal experiences for our patients and their families through clinical excellence, aligning nursing and physician interests to provide coordination of care and improving healthcare delivery efficiencies to provide quality outcomes without overutilization of resources. The success of these initiatives will determine our ability to increase revenue from our existing operations and to increase revenue through acquisitions of other hospitals.

Costs and expenses. Same-store total costs and expenses from continuing operations, exclusive of income taxes, were $210.6 million, or 101.3%, of same-store net revenue for the three months ended September 30, 2011, compared to $205.3 million, or 100.3%, of net revenue on a pro forma basis for the same period last year. Salaries and benefits, supplies and provision for bad debts represent the most significant of our normal costs and expenses and those that are typically subject to the greatest level of fluctuation period over period.

Salaries and benefits. Same-store salaries and benefits for the three months ended September 30, 2011 decreased to $88.2 million, or 2.5%, from $90.5 million for the same period last year. Same-store salaries and benefits as a percentage of pro forma same-store net revenue decreased from 44.2% for the three month periods ending September 30, 2010 to 42.4% of same-store net revenue for the three months ended September 30, 2011. The decrease in salaries and benefits is primarily because of the decision to suspend our 401(k) discretionary match for 2011 and because of a reduction in contract labor. The decrease in salaries and benefits is partially offset by an increase in the number of our employed physicians. The number of employed physicians increased by 6 from 155 at September 30, 2010 to 161 at September 30, 2011. As we continue to employ an increasing number of medical professionals, including physicians, we anticipate that salaries and benefits as a percentage of net revenue could increase in future periods.

Supplies. Same-store supplies for the three months ended September 30, 2011 remained flat at $30.1 million as compared to the same period of the prior year. Same-store supplies as a percentage of same-store net revenue decreased to 14.5% for the three months ended September 30, 2011 compared to 14.7% on a pro forma basis for the same period last year. Our supplies expense increase was attributable to (i) an increase in the consumer price index adjustment on existing contracts under our group purchasing organization, (ii) an increase in pharmaceutical costs and (iii) an increase in our orthopedic and cardiac business lines. The increase in supply expense was offset by decreases in supply intensive inpatient surgical cases and continued efforts to control supply costs.

Provision for bad debts. The same-store provision for bad debts for the three months ended September 30, 2011 decreased to $22.7 million, or 37.1%, from $36.1 million for the same period last year. On a pro forma basis, the provision for bad debts increased by $3.8 million for the three months ended September 30, 2011, or 20.1%. The provision for bad debts as a percentage of pro forma net revenue increased to 10.9% for the three months ended September 30, 2011 from 9.2% for the same period last year. This increase was primarily attributable to an increase in our self-pay revenue and certain price increases. As an additional key measure of our fiscal performance, we have calculated the following ratio: the sum of (i) provision for bad debts, (ii) uninsured self-pay patient discounts and (iii) unrecognized revenue for charity and indigent care, divided by the sum of (x) net revenue, (y) uninsured self-pay patient discounts and (z) unrecognized revenue for charity and indigent care. We refer to this ratio as our Uncompensated Care Percentage. This ratio was determined to be 22.7% for the three-month period ended September 30, 2011 and, for the reasons stated above, represented an increase from 21.1% as compared to the same period the prior year.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Same-store other operating expenses for the three months ended September 30, 2011 increased to $47.8 million, or 9.4%, from $43.7 million for the same period last year and increased as a percentage of pro forma net revenue to 23.0% for the three months ended September 30, 2011 from 21.4% on a pro forma basis for the same period the prior year. This increase in other operating expenses was primarily attributable to (i) an increase in legal and travel expenses totaling $0.5 million in connection with the acquisitions completed in July 2011; (ii) legal and travel expenses totaling $0.5 million for potential acquisition targets that have not been completed; and (iii) an increase in professional fees of $1.5 million.

Other. Same-store depreciation and amortization for the three months ended September 30, 2011 remained flat at $9.2 million as compared to the same period of the prior year. Net interest for the three months ended September 30, 2011 decreased to $12.7 million, or 1.6%, from $12.9 million for the same period last year. Net interest includes interest on the outstanding notes, interest on the unused portion of our ABL revolving credit facility, deferred loan cost amortization and the impact of the mark-to-market adjustments on the fair value of our interest rate hedge. The mark-to-market adjustments on our interest rate hedge represented expense of approximately $5,000 and income of $58,000 for the three months ended September 30, 2011 and 2010, respectively. The interest expense recorded on the swap instrument decreased by $0.2 million for the three months ended September 30, 2011 from the same period last year, as a result of the termination of our swap instrument in December 2010. Interest on the outstanding notes for the three months ended September 30, 2011 was $11.6 million, compared to $11.8 million for the three months ended September 30, 2010. Interest under our ABL was $0.2 million for the three months ended September 30, 2011 and September 30, 2010.

Income taxes. Our effective tax rate from continuing operations was approximately 37.4% for the three months ended September 30, 2011 compared to 1.7% for the same period last year based upon limitations placed on the recognition of our deferred tax assets.

Nine months ended September 30, 2011 Compared to Nine months Ended September 30, 2010

The following table compares key consolidated operating results and statistics for the nine months ended September 30, 2010 and 2011 (dollars in millions).

	Nine Months Ended September 30,
	2010	2011	% Change
Statement of Operations Data:
Net revenue	$648.4	$637.7	(1.7)%
Salaries and benefits	268.5	278.4	3.7
Supplies	88.9	92.3	3.8
Provisions for bad debts	100.5	63.6	(36.7)
Other operating expenses	118.8	134.1	12.9
Loss on refinancing	20.8	—	(100.0)
Depreciation and amortization	27.4	28.1	2.6
Total costs and expenses	660.9	634.8	(3.9)
Operating Data:
Number of hospitals at end of each period	13	15	15.4%
Admissions	38,312	38,256	(0.1)
Adjusted admissions	77,850	79,852	2.6
Net revenue per adjusted admission	$8,329	$7,986	(4.1)
Inpatient surgeries	8,526	8,205	(3.8)
Outpatient surgeries	16,107	17,765	10.3
Emergency room visits	178,803	190,272	6.4
Average length of stay	4.6	4.6	—

	Nine Months Ended September 30,
	2010	2011	% Change
Same-Store Statement of Operations Data:
Net revenue	$648.4	$630.2	(2.8)%
Salaries and benefits	268.5	274.4	2.2
Supplies	88.9	91.3	2.7
Provision for bad debts	100.5	62.7	(37.6)
Other operating expenses	118.8	132.1	11.2
Loss on refinancing	20.8	—	(100.0)
Depreciation and amortization	27.4	27.8	1.5
Total costs and expenses	660.9	626.4	(5.2)
Same-Store Operating Data:
Number of hospitals at end of each period	13	13	—%
Admissions	38,312	37,651	(1.7)
Adjusted admissions (1)	77,850	78,461	0.8
Net revenue per adjusted admission	$8,329	$8,032	(3.6)
Inpatient surgeries	8,526	8,148	(4.4)
Outpatient surgeries	16,107	17,539	8.9
Emergency room visits	178,803	186,317	4.2
Average length of stay	4.6	4.6	—

(1)	General measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenue and then dividing that number by gross inpatient revenue.

Net revenue. Same-store net revenue for the nine months ended September 30, 2011 was $630.2 million, a decrease of $18.2 million, or 2.8%, over the nine months ended September 30, 2010. Same-store net revenue for the nine months ended September 30, 2011 increased by $29.7 million, or 4.9% as compared to pro forma net revenue for the same period of the previous year after giving effect to the change in our uninsured discount policy. The increase in net revenue reflects (i) an increase in the average acuity of our services provided as evidenced by an increase of 0.7% in our Medicare case mix index to 1.36 as compared to 1.35 in the prior year; (ii) favorable managed care contract pricing negotiations; (iii) Medicare hospital market basket increase; and (iv) the recognition of $4.6 million in revenue related to estimated Medicaid EHR incentive payments.

Same-store admissions for the nine months ended September 30, 2011 decreased by 661 to 37,651, a decrease of 1.7%, and adjusted admissions increased by 611 to 78,461.

Costs and expenses. Same-store total costs and expenses from continuing operations, exclusive of income taxes, were $626.4 million or 99.4% of net revenue for the nine months ended September 30, 2011, compared to $613.0 million or 102.1% of net revenue on a pro forma basis for the same period last year. Excluding the non-recurring loss on refinancing of $20.8 million incurred in connection with the offering of currently outstanding 9 1/4% Senior Notes due 2017 (the “9 1/4% Senior Notes”), total costs and expenses from continuing operations were 98.6% of pro forma net revenue for the nine months ending September 30, 2010. Salaries and benefits, supplies, and provision for bad debts represent the most significant of our normal costs and expenses and those that are typically subject to the greatest level of fluctuation period over period.

Salaries and benefits. Same-store salaries and benefits for the nine months ended September 30, 2011 increased to $274.4 million, or 2.2%, from $268.5 million for the nine months ended September 30, 2010. Salaries and benefits as a percentage of pro forma net revenue decreased to 43.5% in 2011 from 44.7% for the comparable period of the prior year. This ratio was affected negatively by the increase in the number of our employed physicians. The number of employed physicians increased from 155 at September 30, 2010 to 161 at September 30, 2011. Implementation of our quality initiatives also resulted in additional labor costs associated with training staff to utilize new clinical quality systems and additional hospital and corporate resources to monitor and manage quality indicators. The increase in salaries and benefits was offset partially by a reduction of $6.4 million in contract labor.

Supplies. Same-store supplies for the nine months ended September 30, 2011 increased to $91.3 million, or 2.7%, from $88.9 million for the nine months ended September 30, 2010. Supplies as a percentage of pro forma net revenue decreased from 14.8% in 2010 to 14.5% in 2011. Although the acuity of our services provided increased during 2011 compared to 2010, we were successful in limiting the ratio of supplies to net revenue by further implementing supply chain initiatives such as increased use of our group purchasing contract and pharmacy formulary management.

Provision for bad debts. The same-store provision for bad debts for the nine months ended September 30, 2011 decreased to $62.7 million, or 37.6% from $100.5 million for the nine months ended September 30, 2010. The provision for bad debts as a percentage of pro forma net revenue increased to 9.9% in 2011 from 8.8% in 2010. This increase was primarily attributable to (i) an increase in our self pay revenue because of increases in unemployment in many of our communities, and (ii) certain price increases. Our Uncompensated Care Percentage was determined to be 21.4% for the nine months ended September 30, 2011 and, for the reasons stated above, represented an increase from 20.0% as compared to the nine months ended September 30, 2010.

Other operating expenses. Same-store other operating expenses for the nine months ended September 30, 2011 increased to $132.1 million, or 11.2%, from $118.8 million for the nine months ended September 30, 2010. Other operating expenses as a percentage of pro forma net revenue increased to 21.0% in 2011 compared to 19.8% in 2010. The increase in other operating expenses was primarily attributable to an increase in legal and travel expenses totaling $0.7 million in connection with the acquisitions completed in July 2011 and legal and travel expenses totaling $0.7 million for potential acquisition targets which have not been completed. Costs incurred in connection with physician recruitment activity and the related income guarantee arrangements increased by $0.4 million for the nine months ended September 30, 2011 as compared to the same period for the prior year. Our same-store professional fees for the nine months ended September 30, 2011 increased by approximately $2.5 million compared to the same period of the prior year, and our non-income taxes (property, franchise, and provider taxes) increased by $3.7 million for the nine months ended September 30, 2011 compared to 2010.

Other. Same-store depreciation and amortization increased to $27.8 million for the nine months ended September 30, 2011 from $27.4 million for the nine months ended September 30, 2010. Our depreciation and amortization expense increased as a result of capital improvement projects and purchases of diagnostic equipment during late 2010 and the first nine months of 2011. Net interest increased by $2.2 million during 2011. Net interest includes interest on the outstanding notes, interest on borrowings under our previous bank credit facility, interest on the unused portion of our ABL revolving credit facility, deferred loan cost amortization and the impact of the mark-to-market adjustments on the fair value of our interest rate hedge. The mark-to-market adjustments on our interest rate hedge represented an expense of approximately $43,000 and $40,000 for the nine months ended September 30, 2011 and 2010, respectively. Interest on the outstanding notes for the nine months ended September 30, 2011 was $34.7 million compared to $12.2 million for the same period of the prior year. Interest on borrowings under our previous bank credit facility totaled $20.0 million for the nine months ended September 30, 2010.

Loss on refinancing. In connection with the offering of the 9 1/4% Senior Notes in June 2010, we terminated our existing bank credit facility and expensed approximately $20.8 million in deferred loan costs and prepayment penalties on the existing bank credit facility.

Income taxes. Our effective tax rate from continuing operations was approximately 65.8% during the nine months ended September 30, 2011 as compared to (11.8)% during the nine months ended September 30, 2010 based upon limitations placed on the recognition of our deferred tax assets.

Liquidity and Capital Resources

Operating Activities

At September 30, 2011, we had working capital of $93.7 million, including cash and cash equivalents of $13.6 million, compared to working capital at December 31, 2010 of $119.2 million, including cash and cash equivalents of $48.3 million. Cash provided by operating activities was $17.5 million for the nine months ended September 30, 2011 as compared to $45.9 million for the same period last year. The decrease in cash provided by operating activities of $28.4 million for the nine months ended September 30, 2011 as compared to the same period in 2010 was principally the result of:

•

Interest payments of $47.3 million during the nine months ended September 30, 2011, of which $23.7 million was accrued at December 31, 2010. Interest payments during the nine months ended September 30, 2010 totaled $20.9 million, of which $0 was accrued at December 31, 2009. Interest on our outstanding notes is payable semi-annually on January 1 and July 1.

•	Increase in prepaid expenses and other current assets as a result of the $2.2 million accrued for estimated Medicaid EHR incentive payments.

Investing Activities

Cash used in investing activities increased to $51.2 million for the nine months ended September 30, 2011 from $23.9 million for the same period last year. In connection with our purchase of a 60% interest in CCH and our purchase of Great Plains ASC, we paid $31.4 million from available cash on hand. Capital expenditures for the nine months ended September 30, 2011 were $22.7 million as compared to $17.7 million for the same period last year. During the nine months ended September 30, 2011, we spent approximately $6.3 million on information technology, $9.2 million on growth capital, with the remainder on routine capital.

Financing Activities

Cash flows used in financing activities decreased from $6.7 million for the nine months ended September 30, 2010 to $1.0 million for the same period in the current year, primarily due to the $6.2 million in payments from the Refinancing (debt borrowings less debt repayments and the payment of related fees and expenses). As of December 31, 2010 and September 30, 2011, we had outstanding $500.0 million in aggregate indebtedness.

The Refinancing

In June 2010, we completed a comprehensive refinancing plan, or the Refinancing. Under the Refinancing, we issued $500.0 million of the 9 1/4% Notes in a private placement offering and entered into a new senior secured asset based loan, or the ABL, consisting of a $100.0 million revolving credit facility maturing in November 2014, or the 2010 Revolving Facility. The proceeds from the 9 1/4% Notes were used to repay the outstanding principal and interest related to our previous term loan facility and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Effective November 4, 2011, in accordance with a registration rights agreement entered into by us in connection with the private placement offering of the 9 1/4% Notes, we completed the exchange of the 9 1/4% Notes for $500.0 million in registered 9 1/4% Notes with substantially identical terms as the 9 1/4% Notes. We did not receive any proceeds from this exchange.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2010 and September 30, 2011, we were in compliance with all debt covenants that were subject to testing at such dates.

Capital Resources

We expect that cash on hand, cash generated from our operations and cash expected to be available to us under the 2010 Revolving Facility will be sufficient to meet our working capital needs and planned capital expenditure programs for the next 12 months and into the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under the Refinancing will be available to enable us to meet these requirements.

We had $48.3 million and $13.6 million of cash and cash equivalents as of December 31, 2010 and September 30, 2011, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

In addition, our liquidity and ability to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that, to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our 2010 Revolving Facility, the incurrence of other indebtedness, additional note issuances or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity when needed on terms acceptable to us.

We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may draw upon cash on hand, amounts available under our revolving credit facility or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. We may be unable to raise additional equity proceeds from the investment funds affiliated with GTCR Golder Rauner II, L.L.C. (collectively, with GTCR Golder Rauner, L.L.C. and certain other affiliated entities, “GTCR”), which are our principal investors, or other investors should we need to obtain cash for any of these purposes. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

As market conditions warrant, we and our major equity holders, including GTCR, may from time-to-time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise.

Obligations and Commitments

The following table reflects a summary of obligations and commitments outstanding with payment dates as of September 30, 2011 (in millions):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4- 5	After 5 Years	Total
Contractual Cash Obligations:
Long-term debt (1)	$46.9	$93.8	$93.8	$546.9	$781.4
Operating leases (2)	7.9	12.4	7.4	4.2	31.9
Estimated self-insurance liabilities (3)	6.8	6.7	2.9	2.3	18.7

Subtotal	$61.6	$112.9	$104.1	$553.4	$832.0

Other Commitments:
Construction and capital improvements (4)	$11.6	$—	$—	$—	$11.6
Letters of credit (5)	4.5	—	—	—	4.5
Physician commitments (6)	1.4	—	—	—	1.4

Information technology commitments (7)	5.6	12.9	14.7	16.6	49.8

Subtotal	$23.1	$12.9	$14.7	$16.6	$67.3

Total obligations and commitments	$84.7	$125.8	$118.8	$570.0	$899.3

(1)	Includes both principal and interest portions of outstanding debt.
(2)	These obligations are not reflected in our consolidated balance sheets.
(3)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.
(4)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets.
(5)	Amounts relate to instances in which we have letters of credit outstanding with the third party administrators of our self-insured workers’ compensation program.
(6)	Includes physician guarantee liabilities recognized on our consolidated balance sheets under FASB provisions regarding minimum revenue guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.
(7)	An affiliate of HCA and another third-party vendor provide various information systems services, including but not limited to, financial, clinical, revenue cycle management, patient accounting and network information services, under contracts that expire beginning 2018. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase to our hospitals that is capped by the consumer price index increase.

Guarantees and Off-Balance Sheet Arrangements

We are a party to certain master lease agreements and other similar arrangements with non-affiliated entities.

We enter into physician income guarantees and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business. We do not believe we have engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to affect liquidity materially.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenue for acute hospital services rendered to Medicare patients is established under the federal government’s prospective payment system. We believe that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payor mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited.

Item 3. Quantitative	and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2011, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. The variable interest rate risk is partially mitigated by the interest rate cap that became effective in December 2009.

In December 2009, we entered into an interest rate cap agreement with Calyon Credit Agricole (the “Counterparty”). Under this agreement, we made a $0.6 million dollar payment to cap the interest on a notional $75.0 million of our debt at a 4.5% rate of interest. The fair value of the interest rate cap as of September 30, 2011 was an asset for us of approximately $1,000. We use derivatives such as interest rate caps from time-to-time to manage our market risk associated with variable rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

While we anticipate that the Counterparty will satisfy its obligations under the interest rate swap and cap agreements fully, we are exposed to credit losses in the event of non-performance by the Counterparty.

Item 4. Controls	and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

PART II – OTHER INFORMATION

Item 1. Legal	Proceedings.

We are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. We are currently not a party to any pending or threatened proceeding, which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 28, 2011 and any amendments thereto:

Spending cuts resulting from the Budget Control Act of 2011 may have a material adverse effect on our financial position, results of operation or cash flow.

On August 2, 2011, the Budget Control Act of 2011, or BCA, was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component is being implemented in two phases. In the first phase, the BCA imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over ten years, beginning in federal fiscal year 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) is charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. The BCA requires the Committee to issue its legislative proposals by November 23, 2011, and Congress must vote on the proposals by December 23, 2011. If legislation is not adopted to achieve deficit reduction targets, an enforcement mechanism would trigger a total of $1.2 trillion in automatic, across-the-board spending reductions in January 2013, split evenly between domestic and defense spending. Certain programs (including the Medicaid program) are protected from these automatic spending reductions. While provider payments under the Medicare program would be subject to reduction under this enforcement mechanism, those reductions would be capped at 2%. The automatic spending cuts or Congressional action on other spending reductions proposed by the Committee may reduce the revenue we receive from governmental payment programs or impose additional restrictions on those programs intended to decrease the long-term cost of such programs. Any such reductions may have a material adverse effect on our financial position, results of operation or cash flow.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Senior Management Agreement, dated as of September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil Kunkel

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	To be furnished by filing an amendment to this Form 10-Q within 30 days of the file date hereof, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Steven R. Brumfield
Steven R. Brumfield
Vice President and Controller
(principal accounting officer)

Date: November 14, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Senior Management Agreement, dated as of September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil Kunkel

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	To be furnished by filing an amendment to this Form 10-Q within 30 days of the file date hereof, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.