Form 10-Q/A
period 2011-09-30
Capella Healthcare, Inc.
filed 2011-12-13
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 11, 2011, 1,000 shares of the registrant’s Common Stock were outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q of Capella Healthcare, Inc. (the “Company”) for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the “Form 10-Q”), is to furnish the Interactive Data Files on Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, the Company is furnishing the Interactive Data Files on Exhibit 101 by amendment within 30 days of the original filing date of the Form 10-Q. No other changes have been made to the Form 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.

Item 6.	Exhibits

Exhibit Number	Description

3.1*	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2*	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1*	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2*	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3*	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4*	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5*	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1*	Senior Management Agreement, dated as of September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil Kunkel

31.1*	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

*	These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Steven R. Brumfield
Steven R. Brumfield Vice President and Controller (principal accounting officer)

Date: December 13, 2011

EXHIBIT INDEX

Exhibit Number	Description

3.1*	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2*	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1*	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2*	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3*	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4*	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5*	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1*	Senior Management Agreement, dated as of September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil Kunkel

31.1*	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)

101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith)

101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished herewith)

101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith)

*	These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011.