Form 10-K
period 2011-12-31
Capella Healthcare, Inc.
filed 2012-03-30
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

None of the registrant’s common stock is held by non-affiliates.

As of March 29, 2012, the number of outstanding shares of the registrant’s common stock was 1,000.

Capella Healthcare, Inc.

PART I

Item 1. Business.

Our Company

Capella Healthcare, Inc., a Delaware corporation, is a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. These services are provided through our portfolio of acute care hospitals and complementary outpatient facilities and clinics. As of December 31, 2011, on a consolidated basis, we operated 12 acute care hospitals (11 of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,529 licensed beds in seven states, excluding assets held for sale and those included in discontinued operations. Unless otherwise noted or unless the context requires otherwise, the term “Capella” refers to Capella Healthcare, Inc. and the terms the “Company,” “we,” “us” and “our” refer to Capella and its consolidated subsidiaries.

Capella was formed in April 2005 by four former executives of Province Healthcare, formerly a publicly-traded operator of non-urban acute care hospitals (“Province Healthcare”), with the support of a significant equity commitment by certain investment funds affiliated with GTCR Golder Rauner II, L.L.C. (collectively, with GTCR Golder Rauner, L.L.C. and certain other affiliated entities, referred to as “GTCR”). Since 2005, we have completed three significant acquisitions of acute care hospitals and have added multiple ancillary outpatient centers and clinics. In December 2005, we acquired four hospitals and their related businesses from HCA Inc. (“HCA”). In December 2006, we acquired Middle Tennessee Surgical Care, an outpatient surgery center now affiliated with our River Park hospital. Effective in April 2007, we acquired by long-term lease Muskogee Regional Medical Center and certain related businesses and joint ventures. In November 2007, we acquired the remaining minority interests in two diagnostic imaging joint ventures related to Muskogee Regional Medical Center. Effective March 1, 2008, we acquired nine hospitals and their affiliated businesses from Community Health Systems, Inc. (“CHS”). In July 2009, we sold one of those nine facilities, which was located in Cullman, Alabama. In July 2011, we completed the acquisition of a 60% ownership in Cannon County Hospital, LLC in Tennessee, which includes Dekalb Community Hospital and Stones River Hospital. Effective January 1, 2012, we finalized the sale of our hospital located in Decatur, Alabama. Additionally, effective March 15, 2012, we sold our hospital located in Hartselle, Alabama.

Our mission is to provide high quality healthcare in the communities we serve and to provide services in an affordable and accessible manner in a patient-friendly environment. We also believe in partnering with communities to build strong local healthcare systems, especially communities that are either growing or are underserved. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Our hospitals offer a broad range of general acute care services, including, for example, internal medicine, general surgery, cardiology, oncology, orthopedics, women’s services, neurology and emergency services. In addition, our facilities also offer other specialized and ancillary services, including, for example, psychiatric, diagnostic, rehabilitation, home health and outpatient surgery.

In addition to providing capital resources, we make available a variety of management services and expertise to affiliated healthcare facilities. These services include ethics and compliance, group purchasing, accounting, financial, clinical systems, resource management, governmental reimbursement, information systems, legal, personnel management, internal audit and access to managed care networks.

We generated $627.4 million, $656.2 million and $683.9 million in revenue from continuing operations, net of the provision for bad debts, for the years ended December 31, 2009, 2010, and 2011, respectively.

Availability of Information

The Company’s internet website address is www.capellahealth.com. The Company currently makes available free of charge on this website under “Investor Relations — SEC Filings” its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the United States Securities and Exchange Commission (“SEC”).

Our Business Strategy

The key elements of our business strategy are:

Enhancing Quality of Care and Service Excellence

We place significant emphasis on consistently providing high quality patient care and service excellence. We seek to achieve this by continuously enhancing our programs and protocols through targeted investments in our employees, physicians, systems and strategic growth initiatives. We believe value-based purchasing initiatives of both governmental and private payors, such as linking payment for healthcare services to performance on objective quality measures, will increasingly become key drivers of financial performance. Examples of these initiatives include denying payment for avoidable hospital re-admissions and bundling payments for acute care services with physician or post-acute services. We believe our continued strategic investments to improve patient care excellence will prepare us to face the challenges and capitalize on the opportunities relating to the ever-changing, pay-for-performance environment. Some of our strategic initiatives in quality and service excellence include:

•

Emergency Rooms. Recently, we embarked on a multi-year strategy to enhance quality and improve operating efficiencies in our emergency rooms. This strategy involves implementing process improvement initiatives, which are designed to improve patient experiences through more efficient utilization of resources. We also are making a significant investment in a leading emergency department information system, which is comprised of several modules that offer comprehensive patient management system tools. The program provides appropriate and consistent guidelines for patient care excellence helping to ensure that proper screening, evaluation and treatment is performed.

•

Local Physician Leadership Groups, or LPLGs. Our LPLGs are comprised of four to five physician leaders and our hospital chief executive officer, or hospital CEO, in each of our markets. The groups (i) provide ongoing dialogue with hospital administration; (ii) help develop key strategic initiatives for the hospital; and (iii) promote patient care excellence.

•

Physician Advisory Group, or PAG. Our PAG is comprised of physician leaders across the Company. The group (i) provides clinical review and guidance related to information system design, build-out and workflow; (ii) advises us on physician communication and education; and (iii) identifies opportunities where technology can be used to improve clinical processes and outcomes.

•

National Physician Leadership Group, or NPLG. Our NPLG is comprised of one member of each LPLG and Capella senior management. The group (i) receives updates on Capella corporate strategy and vision; (ii) discusses quality of care issues and goals; (iii) promotes networking among Capella-affiliated physicians; (iv) offers advice on special projects where front line physician input is critical; and (v) allows members of the medical staff to have direct communication with members of Capella senior management.

•

Chief Medical Officer, or CMO. Our CMO is responsible for facilitating the work of our NPLG, ensuring that physician leaders from across the Company are continuously involved in shaping our vision and future strategies. The CMO is also responsible for providing leadership for our affiliated hospitals’ quality and service excellence initiatives as well as for on-going communication with medical staff members.

•

Training and Education. We provide a customized on-line learning center comprised of approximately 3,000 clinically based courses to all our staff. Our corporate Chief Quality Officer, or CQO, develops and implements a work plan for each of the hospitals based upon their specific needs. The hospital CQO and

Chief Nursing Officer, or CNO, in turn, develop individual educational work plans for each staff member at their facility. Usage of the Capella Learning Center is monitored by the corporate CQO and is reported to Capella senior management. We work with an independent consulting group to provide training in the areas of improving patient care processes as well as employee, physician and patient satisfaction. We believe this is a critical element in emphasizing our philosophy that, if our employees and physicians enjoy where they work and if they are intellectually stimulated, they will improve the quality care our patients receive. We survey our physicians and our employees on an annual basis to identify objectives for quality and satisfaction improvement.

•

Compensation. We base the incentive compensation for our hospital administrative teams in significant part on achieving key individual and facility quality and service metrics such as performance on patient satisfaction surveys and other core measurements.

Investing in Technology to Improve Patient Care

We believe that investment in technology drives improvement in clinical outcomes and quality of patient care.

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of electronic health records (“EHR”) by both physicians and hospitals. We believe that these systems improve quality, safety, efficiency and clinical outcomes and we intend to comply with all EHR meaningful use requirements of the HITECH Act.

We have also implemented a standard emergency room management system across all of our hospitals. This system, in conjunction with our other process improvement initiatives, helps to ensure that appropriate and consistent quality patient care is administered quickly and reliably to our emergency room patients. Additionally, the creation of our PAG is designed to foster collaboration with our physicians to assist us in providing patient care excellence through technological improvements.

Continued Physician Engagement and Alignment Initiatives

Our ability to meet the medical care needs of our communities and enhance and expand our services is highly dependent on our physician engagement strategies. We have a comprehensive recruiting program that is directed at the local level by our hospital CEOs and Boards of Trustees. We supplement our local teams with several third party recruiting firms to assist us in identifying candidates that match the profile of our physician needs. We maintain a flexible approach to aligning our goals with our physician partners, including our willingness to recruit physicians through multi-year employment and/or income guarantee arrangements and to enter into joint venture and other collaborative arrangements. We added a CMO to our senior management team to assume leadership responsibility for facilitating the work of our NPLG, in an effort to keep physician leaders across the Company continuously involved in shaping the Company’s vision and future strategies. In addition, we believe physicians are attracted to our hospitals because of several factors, including:

•	our commitment to patient care excellence;

•	our willingness to deploy strategic capital to improve the delivery of care;

•	our focus on employing and developing high quality nursing and support staff; and

•	our integration into, and support of, the communities we serve.

Identifying and Establishing Strong Local Market Leadership

We empower our individual hospital management teams to develop comprehensive strategic plans and position their hospitals to meet the healthcare needs of the communities they serve. In addition to strong corporate oversight and resources, each of our local leadership teams is supported by a local Board of Trustees and a LPLG. The Board of Trustees is comprised of physicians and community leaders as well as the hospital CEO. We believe local community leaders are an important resource for our hospital CEOs to insure that we are being responsive to the needs of the communities we serve. Our LPLGs are typically comprised of local physician leaders as well as members of our hospital’s administration. These groups ensure that we are providing patient care excellence, offering the appropriate medical services, maintaining high quality employees and recruiting the best physicians to our medical staff. Capella corporate provides continuous operational, financial and human resources support to our local teams and has designed programs that allow us to share best practices across our entire portfolio of facilities.

Expanding the Services We Provide

Each year, we conduct in-depth strategic reviews of the major service lines offered at each of our facilities as well as market demand for additional services. We leverage our local market knowledge and information together with input and guidance from our local physician and community leaders to prioritize the healthcare services our communities are seeking. We then initiate a financial assessment and develop an investment plan that supports the expansion of the appropriate services. Focus areas include:

•	expanding specialty medical services such as medical and radiation oncology, cardiovascular, orthopedic, neurology, behavioral health and women’s services;

•	initiating and expanding outpatient services;

•	investing in medical equipment and technology to support our service lines;

•	improving our efficiency to deliver better quality care in our emergency rooms; and

•	enhancing patient, physician and employee satisfaction.

We have engaged consultants and are working with our hospital CEOs to identify trends in service lines and areas for future expansion of services. We remain motivated to invest in our facilities in order to increase the quality and scope of services we provide, meet the needs of our communities and establish a strong reputation so that we may continue to recruit leading physicians, become the healthcare provider of choice in our communities and increase the revenue and profitability of our facilities. For example, we re-introduced medical and radiation oncology to Capital Medical Center to meet the needs of that community. In coordination with this effort, we were able to recruit several medical and radiation oncologists to that facility. More recently, we were able to develop a total joint replacement program at Willamette Valley Medical Center. As part of this program, we were able to recruit three orthopedic surgeons to the market. The hospital’s reputation for quality and our local physicians’ participation helped this program come to fruition.

Pursuing Acquisitions and Strategic Relationships

We believe we will continue to have opportunities to pursue acquisitions of hospitals and other healthcare facilities both in existing and new markets. We will pursue a disciplined acquisition strategy in markets where we believe we can have the greatest impact on the financial and operational performance of the acquired facility. We will continue to target acute care hospitals and ancillary facilities in attractive, primarily non-urban markets with populations generally greater than 35,000. We have focused criteria that cover multiple aspects of a new facility and include demographics, operational improvement, financial improvement and cultural alignment. We perform a significant amount of due diligence on each facility we intend to acquire to ensure that our criteria are met.

We also anticipate we will have opportunities to pursue selective acquisitions or otherwise develop complementary ancillary businesses in the markets we currently serve. We have placed a significant emphasis on pursuing such strategic in-market transactions that support our ability to consolidate and/or expand our community service offerings. These investments can include, but are not limited to: ambulatory surgery centers, outpatient diagnostic imaging centers, free-standing clinical laboratories, home healthcare and urgent or primary care centers. Our criteria for in-market strategic investments are similar to our criteria for external acquisitions, including focusing on outpatient ancillary centers where we can increase market share, improve operations and achieve cost and/or reimbursement synergies and cultural alignment.

As a result of the recent economic downturn, we believe many public and not-for-profit hospitals are facing significant financial challenges and could seek to partner with consistently strong operators who are well capitalized and who demonstrate a willingness to invest in the communities they serve. We believe we meet these criteria. From time to time, we also may consider entering into joint ventures or strategic alliances with other hospitals and healthcare providers.

Delivering Strong Financial Performance

We pride ourselves on maintaining disciplined financial policies aimed at growing revenue, improving margins and generating free cash flow. We will continue to focus on ways in which we can increase revenue from our existing facilities, including continued investments to expand services, continued physician recruitment to meet our communities’ needs and favorable managed care contracts. We are also focused on capitalizing on several operational efficiencies to improve our margins and free cash flow, including:

•	continued focus on revenue cycle management and collections;

•	disciplined deployment of capital across our portfolio;

•	encouragement and motivation of our physicians and medical staff to adhere to our established protocols related to medical supplies utilization;

•	infrastructure build-out to support our growing physician clinic operations;

•	implementation of appropriate staffing tools and continued reduction of contract labor; and

•	leveraged technical expertise through use of our corporate resources.

Our Hospital Operations

Acute Care Services

Our hospitals typically provide the full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, women’s services, diagnostic and emergency services, as well as select tertiary services such as open-heart surgery and level II and III neonatal intensive care. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy. We also provide outpatient services at our imaging centers and ambulatory surgery centers. Certain of our hospitals have a limited number of psychiatric, skilled nursing and rehabilitation beds.

Management and Oversight

Our senior management team has extensive experience in operating multi-facility hospital networks and plays a vital role in the strategic planning for our facilities. A hospital’s local management team is generally composed of a chief executive officer, chief operating officer, chief financial officer, chief nursing officer and chief quality officer. Local management teams, in consultation with their LPLG and the hospital’s Board of Trustees and our corporate staff, develop annual operating plans setting forth revenue growth strategies through the expansion of current services, implementation of new services and the recruitment and retention of physicians in each community, as well as plans to improve operating efficiencies and reduce costs. We believe that the ability of each local management team to identify and meet the needs of our patients, medical staffs and the community as a whole is critical to the success of our hospitals. We base the compensation for each local management team in part on its ability to achieve the goals set forth in the annual operating plan, including quality of care, patient satisfaction and financial measures.

The Board of Trustees at each hospital, consisting of local community leaders, members of the medical staff and the hospital CEO, advises the local management teams and helps develop the strategic operating plan for their hospital. In addition, it plays a key role in providing the patient care excellence that Capella demands.

Members of each Board of Trustees are identified and recommended by our local management teams. The Boards of Trustees establish policies concerning medical, professional and ethical practices, monitor these practices and ensure that they conform to our high standards. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and to meet accreditation and regulatory requirements.

Each hospital has a LPLG made up of key physicians and members of the hospital’s administrative team. The Chairman of each group serves on Capella’s NPLG. The mission of the LPLG is to provide ongoing dialogue between hospital administration and members of the medical staff primarily in the areas of operations, quality patient care, employee satisfaction and community relations.

We also provide support to the local management teams through our corporate resources in areas such as revenue cycle, business office, legal, managed care, clinical efficiency, physician services and other administrative functions. These resources allow for sharing best practices and standardization of policies and processes among all of our hospitals.

Attracting Patients

We believe that the most important factors affecting a patient’s choice in hospitals are the reputation of the hospital for delivering quality care, the availability and expertise of physicians and nurses caring for patients at the facility and the location and convenience of the hospital. Other factors that affect utilization include local demographics and population growth, local economic conditions and the hospital’s success in contracting with a wide range of local payors.

Outpatient Services

The healthcare industry has experienced a general shift during recent years from inpatient services to outpatient services as Medicare, Medicaid and managed care payors have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, we expect inpatient admission use rates to increase over the long term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through expanding service offerings and increasing the throughput and convenience of our emergency departments, outpatient surgery facilities and other ancillary units in our hospitals. We also own minority interests in a surgery center and a radiation therapy center in the Muskogee, Oklahoma service area. We continually upgrade our resources, including procuring excellent physicians and nursing staff and utilizing technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volumes from the baby boomers.

Sources of Revenue

General

Revenue before the provision for bad debts at our hospitals consists mostly of fixed payments from discounted sources, including Medicare, Medicaid and managed care organizations. Reimbursement for Medicare and Medicaid services are often fixed regardless of the cost incurred or the level of services provided. Similarly, various managed care companies with which we contract reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided. Revenue before the provision for bad debts is reported net of discounts and contractual adjustments. Contractual adjustments principally result from differences between the hospitals’ established charges and payment rates under Medicare, Medicaid and various managed care plans. Additionally, discounts and contractual adjustments result from our uninsured discount and charity care programs.

We receive payment for patient services primarily from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	managed care payors, including health maintenance organizations, preferred provider organizations and managed Medicare plans; and

•	individual patients and private insurers.

The table below presents the approximate percentage of revenue before the provision for bad debts we received from the following sources for the periods indicated (1):

	Year Ended December 31,
	2009	2010	2011(3)
Medicare(2)	36.3%	36.8%	39.3%
Medicaid(2)	9.9	11.8	12.6
Managed Care and other	39.6	35.0	38.0
Self-Pay	14.2	16.4	10.1

Total	100.0%	100.0%	100.0%

(1)	Table reflects percentage of revenue before provision for bad debts.
(2)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(3)	The shift in payor mix for fiscal year 2011 is due primarily to the impact of our uninsured discount policy which went into effect January 1, 2011. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue before the provision for bad debts instead of an increase to the provision for bad debts, causing the change in payor mix for 2011.

Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with Lou Gehrig’s Disease and end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system that generally pays fixed rates for inpatient and outpatient hospital services. Currently, certain types of facilities are exempt or partially exempt from the prospective payment system methodology, including children’s hospitals, cancer hospitals and critical access hospitals. Hospitals and units exempt from the prospective payment system are reimbursed on a reasonable cost-based system, subject to cost limits.

Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. Additionally, we offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs generally limit our ability to increase revenue before the provision for bad debts in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, along with exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in the form of increased co-payments and deductibles and the effects of the recent economic environment have resulted in increased levels of uncompensated care.

Medicare

Inpatient Services

Under the Medicare program, hospitals are reimbursed for the operating costs of acute care inpatient stays under an Inpatient Prospective Payment System (“IPPS”), pursuant to which a hospital receives a fixed payment amount per inpatient discharge based on the patient’s assigned Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), a severity-adjusted diagnosis-related group (“DRG”) system. Over a two-year transition period that began in October 2007, the Centers for Medicare & Medicaid Services (“CMS”) implemented MS-DRGs to replace the previously used Medicare diagnosis related groups in an effort to better recognize severity of illness and cost of providing care in Medicare payment rates. Each MS-DRG is assigned a payment weight that is based on the average amount of hospital resources that are needed to treat Medicare patients in that MS-DRG. MS-DRG payments are adjusted for area wage differentials. In addition, if a hospital treats a patient who is more expensive to treat than the average Medicare patient in the same MS-DRG, the hospital will receive an additional outlier payment if the hospital’s cost of treating that patient exceeds a certain threshold amount. MS-DRG classifications and weights are re-calibrated and adjusted on an annual basis to reflect the inflation experienced by hospitals (and entities outside the healthcare industry) in purchasing goods and services (the “market basket index”).

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act contains many Medicare payment initiatives and changes. Many of the changes, such as payments to accountable care organizations (“ACOs”) and proposed bundled payments, have not yet gone into effect, but other revisions, such as programs to reduce payments to hospitals for excessive readmissions, and reductions in the hospital market basket update, are effective now.

On August 1, 2011, CMS issued the Medicare IPPS final rule for Federal Fiscal Year (“FFY”) 2012, which began on October 1, 2011. Under the final rule, hospitals that report quality data under the Inpatient Quality Reporting (“IQR”) Program receive a 1.0% payment rate increase for inpatient hospital stays paid under the IPPS and hospitals that do not report quality data receive 1.0% decrease in payment rates. The 1.0% net increase is a compilation of a 1.9% base increase, a -2.0% documentation and coding adjustment to recoup the effects of increased aggregate payments resulting from the adoption of MS-DRGs, and a positive 1.1% adjustment to negate the misapplication of a budget neutrality adjustment between FFYs 1999-2006. The final rate increase also reflects a -2.9% adjustment as part of a two year process to recoup overpayments resulting from the conversion to the MS-DRG system. However, because the adjustment is non-cumulative, it does not yield any change compared to the FFY 2011 reimbursement rates.

In addition, the rule contains several provisions intended to strengthen the relationship between payment and quality of service. First, the rule adopts a number of policies as part of the Hospital Readmissions Reduction Program, established by the Affordable Care Act, which requires a reduction in Medicare payments to hospitals with excess readmissions for certain conditions. Second, the rule expands the quality measures that hospitals must report in FFYs 2014 and 2015 to avoid a 2% payment reduction under the IQR Program by, among other things, increasing the number of measures to be reported to 76. Finally, the rule expands the list of measures CMS has proposed to adopt for the Hospital Value-Based Purchasing Program (the “VBP Program”) in FFY 2014 by adding on additional clinical process of care measure and has proposed to establish the performance periods, standards and weighting scheme for the VBP Program.

Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of disproportionate share hospital (“DSH”) payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. The recent health reform legislation contains certain changes to the DSH formula, including a change that would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. On January 18, 2012, CMS published a proposed rule with a service specific definition of “uncompensated care” for purposes of DSH reductions. Under this definition, uncompensated care would include services provided to insured individuals whose insurance does not cover a particular service or who have exhausted their insurance benefits. Costs associated with bad debt, including unpaid coinsurance and deductibles and payor discounts would not be considered “uncompensated care” under the proposed rule. How CMS ultimately defines “uncompensated care” for purposes of these DSH funding provisions could have a material effect on our facilities’ Medicare DSH reimbursements.

As authorized by the Affordable Care Act, the United States Department of Health and Human Services (“HHS”) issued its final rule on April 29, 2011 launching the VBP Program. The VBP Program begins in October 2012 and provides that hospitals will be paid for inpatient acute care services based on quality of care measures as specifically set forth by CMS. The quality measures focus on how closely hospitals follow best clinical practices and how well hospitals enhance patients’ experiences of care. The higher the quality measures, the higher the reward from CMS. The Company intends for its facilities to achieve high levels of quality under the VBP Program, however, the Company cannot guarantee that its facilities’ reimbursement will increase and will not decrease as a result of the implementation of the VBP Program.

Outpatient Payment

Under Medicare’s hospital Outpatient Prospective Payment System (“OPPS”), hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are clinically similar and are similar in terms of the resources they require. CMS establishes a payment rate for each APC, and, depending on the services provided, a hospital may be paid for more than one APC for each patient encounter. APC classifications and payment rates are reviewed and adjusted on an annual basis. Historically, the rate of increase in payments for hospital outpatient services has been higher than the rate of increase in payments for inpatient services.

On November 1, 2011, CMS issued the final OPPS rates for calendar year (“CY”) 2012. Under the final rule, the market basket update for CY 2012 for hospitals under the OPPS is a 1.9% increase. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program receive the full 1.9% market basket update, and those that do not submit quality data receive a -0.1% update. As part of the final rule, CMS decided to add three quality measures to the current list of 23 measures to be reported by hospital outpatient departments, bringing the total number of measure that are to be reported for purposes of the CY 2014 payment determination to 26.

Payments under the Medicare program to ambulatory surgery centers (“ASC”) are made under a system whereby the Secretary of the HHS determines payment amounts prospectively for various categories of medical services performed in ASCs. Beginning in 2008, CMS transitioned Medicare payments to ASCs to a system based upon the hospital OPPS. On November 1, 2011, CMS issued a final rule to update the Medicare program’s payment policies and rates for ASCs for CY 2012. The final rule applies a 1.6% increase to the ASC payment rate. CMS has also adopted a quality reporting program for ASCs for the first time. Beginning October 1, 2012, ASCs will be required to report five quality measures in order to be eligible for the full market basket update for the CY 2014 payment determination.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs, then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. While RVUs for various services may change in a given year, any alterations are required by statute to be virtually budget neutral, such that total payments made under the PFS may not differ by more than $20 million from what payments would have been if adjustments were not made.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed fourteen legislative acts delaying application of the SGR formula to the PFS. For CY

2011, CMS issued a final rule that would have applied the SGR formula and resulted in an aggregate reduction of 24.9% to all physician payments under the PFS for FFY 2011. The Medicare and Medicaid Extenders Act of 2010 delayed application of the SGR until January 1, 2012, and the Temporary Payroll Tax Cut Continuation Act of 2011 then delayed application of the SGR for two additional months, through February 29, 2012. On February 22, 2012 the President signed into law a ten-month extension to the SGR cuts, to prevent cuts from taking effect on March 1. To offset the cost of not implementing the physician payment cut, Medicare and Medicaid reimbursement for several provider groups and spending under the Affordable Care Act will be reduced, and a cap on hospital outpatient therapy services will be extended. We cannot predict whether Congress will implement additional fixes to the PFS in the future and how payment for the current fix will impact our revenues.

Budget Control Act

On August 2, 2011, the Budget Control Act of 2011 (“BCA”) was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component was implemented in two phases. In the first phase, the BCA imposed caps that reduced non-entitlement spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in automatic, across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFYs 2013 through 2021, split evenly between domestic and defense spending. Certain programs (including the Medicaid program) are protected from these automatic spending reductions, but the Medicare program is subject to reductions capped at 2%. The automatic spending cuts or Congressional action on other spending reductions proposed by the Committee may reduce the revenue we receive from governmental payment programs or impose additional restrictions on those programs intended to decrease the long-term cost of such programs.

CMS Disclosure Obligations

In addition to setting payment rates, recent CMS payment rules also imposed disclosure obligations and reporting requirements on physician-owned hospitals. Among other things, the rules require physician-owned hospitals to disclose the names of their physician owners to their patients, require physician-owners who are members of the hospital’s medical staff to disclose their ownership interests to the patients they refer to the hospital, and require the hospital to notify all patients in writing at the beginning of their inpatient hospital stay or outpatient visit if a physician is not present in the hospital 24 hours per day, 7 days per week. The notice regarding the presence of a physician must also describe how the hospital will meet the medical needs of patients who develop emergency conditions while no doctor is on the premises. We intend for our facilities to comply with these requirements.

Medicaid

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a prospective payment system or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is less than Medicare reimbursement for the same services and is often less than a hospital’s cost of services. The federal government and many states have recently reduced or are currently considering legislation to reduce the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs. Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states may consider further reductions in their Medicaid expenditures.

Healthcare Reform

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, and tying hospital payments to the satisfaction of certain quality criteria. The Affordable Care Act also contains several Medicare payment and delivery system innovations, including the establishment of a Medicare Shared Savings Program to promote accountability and coordination of care through the creation of ACOs and the establishment of a pilot program related to bundled payment for post-acute care. Under the bundled post-acute care pilot program, Medicare would pay one bundled payment for acute, inpatient hospital services, physician services, outpatient hospital services, and post-acute care services for an episode of care that begins three days prior to a hospitalization and spans 30 days following discharge. The Affordable Care Act requires the Secretary of HHS to expand the pilot program if it achieves the stated goals of reducing spending while improving or not reducing quality. The pilot program will be established by January 1, 2013, and expanded, if appropriate, by January 1, 2016. Under the ACO Medicare Shared Savings Program, ACOs would enter into a contract with the Secretary of the HHS in which the ACO agrees to be accountable for the overall care of its Medicare beneficiaries, to have adequate participation of primary care physicians, to define processes to promote evidence-based medicine, to report on quality and costs, and to coordinate care. ACOs that meet quality and efficiency standards would be allowed to share in the cost savings they achieve for the Medicare program. The final rule outlines certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the ACO rule, patient and provider participation in ACOs is voluntary. The ACO program was established January 1, 2012, and providers may enroll on a rolling basis, with the first round of applications due in early 2012. The first ACO agreements are scheduled to start on April 1, 2012 and July 1, 2012.

The Affordable Care Act also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of Recovery Audit Contractors (“RACs”) in the Medicaid program, expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from increasing the total percentage of physician ownership or increasing the aggregate number of operating rooms, procedure rooms, and beds for which they are licensed.

As part of the effort to control or reduce healthcare spending, the Affordable Care Act places a number of significant requirements and limitations on the Whole Hospital Exception to the federal physician self-referral prohibition, commonly known as the Stark Law (the “Stark Law”), which allows physicians to have ownership interests in hospitals. Among other things, the Affordable Care Act prohibits hospitals from increasing the percentage of the total value of the ownership interest held in the hospital by physicians after March 23, 2010.

Because a majority of the measures contained in the Affordable Care Act do not take effect until 2014, it is difficult to predict the impact the Affordable Care Act will have on the Company. In addition, there have been a number of challenges to the Affordable Care Act, and some courts have ruled that the requirement for individuals to carry health insurance or the Affordable Health Care Act in its entirety is unconstitutional. Challenges to the Affordable Care Act will be heard by the United States Supreme Court in 2012. The Affordable Care Act will be heard by the United States Supreme Court in 2012. The Supreme Court will consider four issues: (1) whether the “individual mandate” — the requirement that all individuals purchase some form of health insurance – is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Affordable Care Act; (3) whether the Affordable Care Act’s requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care

Act. Depending on further legislative developments, how the pending Supreme Court review is resolved, and how the Affordable Care Act is ultimately interpreted and implemented, it could have an adverse effect on the business, financial condition and results of operations of the Company.

Impact of Affordable Care Act on the Company

The expansion of health insurance coverage under the Affordable Care Act may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Further, the Affordable Care Act provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•

how many previously uninsured individuals will obtain coverage as a result of the Affordable Care Act (while the Congressional Budget Office, or CBO, estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive those figures, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•

the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	how the value-based purchasing and other quality programs will be implemented;

•

the percentage of individuals in the American Health Benefit Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•

whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•

the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked by the Supreme Court or revised or eliminated as a result of Supreme Court review and efforts to repeal or amend the new law.

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 51.9% of our revenue in 2011 was from Medicare and Medicaid, collectively, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenue we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;

•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2014;

•	what the losses in revenue will be, if any, from the Affordable Care Act’s quality initiatives;

•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Further, it is unclear how federal lawsuits challenging the constitutionality of the Affordable Care Act will be resolved or what the impact will be of any resulting changes to the law. For example, should the requirement that individuals maintain health insurance ultimately be deemed unconstitutional but the prohibition on health insurers excluding coverage because of pre-existing conditions be maintained, significant disruption to the health insurance industry could result, which could impact our revenue and operations.

Annual Cost Reports

All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, must meet specific financial reporting requirements. Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. These annual cost reports are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process may take several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports.

Cost reports filed by our facilities generally remain open for three years after the notice of program reimbursement date. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

Recovery Audit Contractors

In 2005, CMS began using Recovery Audit Contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. The RAC program began as a demonstration project in a few states and was later made permanent by the Tax Relief and Health Care Act of 2006. The permanent RAC program was gradually expanded across the United States in 2008 and 2009 and is currently operating in all 50 states. The Affordable Care Act further expanded the use of RACs and required each state to establish a Medicaid RAC program in 2011.

RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.

RACs are paid a contingency fee based on the overpayments they identify and collect. Therefore, we expect that the RACs will look very closely at claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe our claims for reimbursement submitted to the Medicare and Medicaid programs are accurate, many of our hospitals have had claims audited by the RAC program. While most of our hospitals have successfully appealed any adverse determinations raised by these audits, we cannot predict if this trend will continue or the results of any future audits. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials and ultimately may require us to refund amounts paid to us that are determined to have been overpaid.

Third-Party Payors

We also will be dependent upon private third-party sources of reimbursement for services provided to patients. In addition, market and cost factors affecting the fee structure, cost containment, and utilization decisions of third-party payors and other payment factors over which we will have no control may adversely affect the amount of payment we will receive for our services. The market share growth of private third-party managed care has resulted in substantial competition among providers of services, including pain management and outpatient and inpatient surgical services, for inclusion in managed care contracting in some markets. In addition, many third-party payor contracts contain termination provisions that allow the payor to terminate the contract without cause after delivering notice of intent to terminate. Termination of a managed care contract can result in material reductions in patient volume and revenue to us. Our financial condition and results of operations may be adversely affected by fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs, or other changes in payments for healthcare services.

Self-Pay and Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. The revenues associated with self-pay patients generally are reported at our gross charges. We also provide care without charge to certain patients that qualify under the Company’s charity/indigent care policy. We do not report a charity/indigent care patient’s charges in revenues or in the provision for doubtful accounts as it is our policy not to pursue collection of amounts related to these patients. At our hospitals, patients treated for non-elective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. Our hospitals provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, our first attempt is to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Government Regulation and Other Factors

General

All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. In addition, these laws, rules and regulations are extremely complex and the healthcare industry has had the benefit of little or no regulatory or judicial interpretation of many of them. Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition or results of operations could be materially adversely affected. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions and our hospitals can lose their licenses and their ability to participate in the Medicare and Medicaid programs.

Licensing, Certification and Accreditation

Healthcare facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under appropriate state healthcare laws.

All of our hospitals are certified under the Medicare program and are accredited by The Joint Commission or the American Osteopathic Association. Some of the Company’s facilities have used Joint Commission or American Osteopathic Association accreditation in lieu of Medicare surveys to obtain Medicare certification. For those facilities, the effect of accreditation is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility that obtained Medicare participation based on its accreditation loses that accreditation status, or any of our facilities otherwise lose certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

Medicare Participation

Our facilities have received certification under the federal Medicare program in order to qualify for reimbursement for services rendered to eligible patients under such program. The Medicare program has conditions of participation that a provider must satisfy to qualify for reimbursement including, but not limited to, compliance with state licensure requirements, governing body and management requirements, medical records requirements, credit balance refund requirements, quality assurance and utilization review requirements, surgical service standards, physical environment standards, nursing services standards, pharmaceutical standards, laboratory and radiological standards, medical staff credentialing standards, and architectural standards. We intend for all of our facilities to comply with all applicable Medicare conditions and requirements. However, the failure to obtain, or any loss or restriction of, Medicare certification may adversely affect our financial viability. In addition, any significant reduction in government payments for services provided at our facilities could have a material adverse effect on our business.

The requirements for certification and enrollment under Medicare and other government reimbursement programs such as Medicaid are subject to change and, in order to remain qualified for such programs, it may be necessary for us to make changes from time to time in its facilities, equipment, personnel or services.

Anti-Kickback Laws

The Social Security Act includes provisions addressing illegal remuneration (the “Anti-Kickback Laws”) which prohibit providers and others from, among other things, soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for either making a referral for a service or item covered by a federal healthcare program or ordering or arranging for or recommending the order of any covered service or item. Violations of the Anti-Kickback Laws are felonies that include criminal penalties or imprisonment or criminal fines up to $25,000 per violation. In addition, violations of the Anti-Kickback Laws also include civil monetary penalties of up to $50,000 per violation, damages up to three times the total amount of the improper payment made to the referral source, and exclusion from participation in Medicare, Medicaid, or other tendered healthcare programs.

In U.S. v. Greber, 760 F.2d 68 (3d Cir. 1985), the United States Court of Appeals for the Third Circuit held that the Anti-Kickback Laws are violated if one purpose (as opposed to a primary or sole purpose) of a payment to a provider is to induce referrals. Other federal circuit courts have followed the Greber case.

Under regulations issued by the Office of the Inspector General (“OIG”), certain categories of activities are deemed not to violate the Anti-Kickback Laws (the “Safe Harbors”). According to the preamble to the Safe Harbors, the failure of a particular business arrangement to comply with the regulations does not determine whether the arrangement violates the Anti-Kickback Laws. The Safe Harbors do not make conduct illegal, but instead delineate standards that, if complied with, protect conduct that might otherwise be deemed in violation of the Anti-Kickback Laws. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers and referral agreements for specialty services.

The Affordable Care Act increases funding for fighting fraud and abuse, allows CMS to establish enrollment moratoria in areas identified as being at elevated risk of fraud, creates new penalties for fraud and abuse violations, increases penalties for submitting false claims, and restricts physician ownership of hospitals.

We have a variety of financial relationships with physicians who refer patients to our facilities. As of December 31, 2011, referring physicians owned interests in five of our hospitals, and two outpatient facilities in which we own a minority interest. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

The Stark Law

Physician self-referral laws have been enacted by Congress and many states to prohibit certain self-referrals for healthcare services. The federal prohibition, commonly known as the Stark Law, prohibits physicians from referring patients for certain designated health services provided by an entity with which the physician has a financial relationship if those services are paid for, in whole or in part, by Medicare or Medicaid. The Stark Law also prohibits the entity from seeking payment from Medicare or Medicaid for services rendered pursuant to a prohibited referral. If an entity is paid for services rendered pursuant to a prohibited referral, it may incur civil penalties of up to $15,000 per prohibited claim and may be excluded from participating in Medicare and Medicaid.

Under the Stark Law, designated health services include inpatient and outpatient hospital services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services; physical therapy services; occupational therapy services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home healthcare services; and outpatient prescription drugs. Our facilities provide designated health services under Stark.

As discussed below, the Affordable Care Act creates potential False Claims Act liability for failure to timely report and repay known overpayments to the federal government, including payments received for services rendered pursuant to referrals that are not Stark Law compliant. In 2010, CMS published a self-referral disclosure protocol (the “SDP”) to encourage providers to disclose and attempt to resolve potential Stark Law violations and related overpayment liabilities at levels below the maximum penalties and amounts set forth by statute. In light of these developments, we may make certain disclosures through the SDP in the future. We cannot predict how CMS will resolve any issues reported through the SDP, including whether CMS will resolve any potential Stark Law violations are related overpayments at levels below the maximum amounts set forth by law.

Laws allowing physicians to refer their patients to facilities in which they have an investment interest are presently, and are expected to continue to be, the focus of federal and state lawmakers. The Stark Law prohibits a physician from having a financial relationship in and making referrals to an entity that provides designated health services, which includes inpatient or outpatient hospital services, unless an exception applies to the financial relationship. The Stark Law provides several exceptions including exceptions for leases and personal services agreements as long as the arrangements comply with the parameters of the exceptions. In addition, there are exceptions for investments in rural areas, and there is a Whole Hospital Exception that, prior to the recent reform legislation, allowed physicians to own interests in hospitals. The Affordable Care Act also prohibits an increase in the aggregate number of beds, operating rooms, and procedure rooms in physician-owned hospitals from March 23, 2010; requires a referring physician owner or investor to disclose his or her ownership interest in a hospital (along with the ownership or investment interest of any treating physician) to patients at a time when the patient may make a meaningful decision regarding the receipt of care; requires physician-owned hospitals to submit an annual report identifying each physician owner and investor, and the nature and extent of all ownership and investment interests; requires physician-owned hospitals to disclose any physician ownership or investment interest on the hospital’s website and in any public advertisement; and ensures that ownership in hospitals by physician owners or investors is bona fide and satisfies the Whole Hospital Exception.

In addition to the physician referral requirements, the Stark Law also includes specific reporting requirements that require each entity furnishing covered items or services to provide the Secretary with certain information concerning its ownership, investment, and compensation arrangements with physicians. In a series of notices in 2007, CMS indicated its intent to require a group of 500 hospitals to submit a Disclosure of Financial Relationships Report (“DFRR”) to CMS that contains detailed information concerning each hospital’s ownership, investment, and compensation arrangements with physicians. CMS has since determined that mandating hospitals to complete the DFRR may duplicate some of the reporting obligations related to physician ownership and investment set forth in the Affordable Care Act. Therefore, CMS has decided to delay implementation of the DFRR, and instead focus on implementing relevant sections of the Affordable Care Act. CMS has indicated that it remains interested in analyzing physician compensation relationships with DHS entities, and after collecting and examining information related to ownership and investment interests pursuant to the Affordable Care Act, it will determine if it is necessary to capture information related to compensation arrangements. If CMS continues with the DFRR requirement and one of our facilities receives the DFRR request, it will have a limited amount of time to compile a significant amount of information relating to its financial relationships with physicians, including any ownership by physicians. Our facilities may be subject to substantial penalties if it is unable to assemble and report this information within the required timeframe or if CMS or any other government agency determines that its submission is inaccurate or incomplete. In addition, a facility may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law. Any such investigation or enforcement action could materially adversely affect the Company’s results of operations. These activities reflect the general trend of increasing governmental scrutiny of the financial relationships between hospitals and referring physicians under the Stark Law.

Corporate Practice of Medicine and Fee Splitting

Some of the states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state law and believe these arrangements comply with applicable laws in all material respects, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

HIPAA Privacy, Transaction and Security Standards

HIPAA required HHS to promulgate regulations designed to encourage electronic commerce in the healthcare industry. These regulations apply to healthcare providers that transmit information in an electronic form in connection with standard HIPAA transactions, such as electronic claims.

At this time, HHS has promulgated standards for the HIPAA transactions, standards for unique identifiers for employers and healthcare providers to be used in the HIPAA transactions, standards for the privacy of individually identifiable information, security standards for the protection of electronic health information and general administrative requirements relating to procedures for investigating violations of HIPAA, the imposition of penalties for such violations and procedures for hearings to appeal the imposition of penalties. The Company’s facilities are subject to these standards.

HIPAA security standards require our Company’s facilities to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information. The security standards were designed to protect electronic information against reasonably anticipated threats or hazards to the security or integrity of the information and to protect the information against unauthorized use or disclosure.

HIPAA privacy standards apply to individually identifiable information held or disclosed by our facilities in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on our facilities, including appointing a privacy officer, adopting privacy policies and training our facilities’ workforce on these policies. They require our facilities’ compliance with rules governing the use and disclosure of health information. They create new rights for patients in their health information, such as the right to amend their health information, and they require our facilities to impose these rules, by contract, on any business associate to whom our facilities disclose such information in order to perform functions on our facilities’ behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy standards issued under HIPAA.

A violation of these regulations could result in civil money penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard. HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten (10) years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the federal government at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties which may result from the violation of the regulations.

On February 17, 2009, President Obama signed the ARRA into effect. The ARRA included the HITECH Act, which contains a number of provisions that significantly expand the reach of HIPAA. Among other things, the HITECH Act (i) created new security breach notification requirements for covered entities (ii) extended the HIPAA security provisions to business associates, and (iii) increased a patient’s ability to restrict access to his or her protected health information. The HITECH Act also expanded the number of enforcement mechanisms that are available to prosecute violations of HIPAA by creating a private cause-of-action for non-compliance which may be brought by state attorneys general on behalf of affected patients and increasing the civil monetary penalties that may be imposed for violations of HIPAA by establishing a tiered system that authorizes penalties of $100 per violation (up to $25,000 for each requirement) for violations based on lack of knowledge, $1,000 per violation (up to $100,000 for each requirement) for violations because of reasonable cause, $10,000 per violation (up to $250,000 for each requirement) for violations because of willful neglect, and $50,000 per violation (up to $1,500,000 for each requirement) for violations that are not corrected.

On August 24, 2009, HHS issued regulations implementing certain of the requirements of the HITECH Act, including the breach notification requirements providing obligations for compiling and reporting of certain information relating to breaches by providers and their business associates (the “Interim Final Breach Rule”), effective September 23, 2009. HHS subsequently promulgated and withdrew a final breach notification rule for review, but it intends to publish a final data breach rule in the coming months. Until such time as a new final breach rule is issued, the Interim Final Breach Rule remains in effect. In addition, our facilities remain subject to any state laws that relate to the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act. Additionally, the HITECH Act requires periodic audits of covered entities and business associates conducted by governmental subcontractors to ensure their compliance with the HIPAA privacy and security regulations. HHS has announced a pilot audit program that will run until December 2012 in the first phase of HHS implementation of this requirement. In the pilot program, twenty providers will be audited, and in following years audits will be conducted based on size and type of provider. We cannot predict whether our facilities will be able to comply with the final rules or the financial impact to our facilities in implementing the requirements under the final rules if and when they take effect, or whether our facilities will be selected for an audit and the results of such an audit.

On July 14, 2010, HHS issued a notice of proposed rulemaking to modify the HIPAA privacy, security and enforcement regulations. These changes may require substantial operational changes for HIPAA covered entities and their business associates, including, in part, new requirements for business associate agreements and a transition period for compliance, new limits on the use and disclosure of health information for marketing and fundraising, enhanced individuals’ rights to obtain electronic copies of their medical records and restricted disclosure of certain information, new requirements for notices of privacy practices, modified restrictions on authorizations for the use of health information for research, and new changes to the HIPAA enforcement regulations. HHS has not yet released the final version of these rules, and, as a result, we cannot quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

The Company intends to comply fully with HIPAA and the applicable portions of the HITECH Act, when required. However, the Company cannot provide any assurances that the Company’s actions will not be reviewed or challenged by the authorities having responsibility for HIPAA enforcement. The Company further believes that HIPAA will likely be an area of increased government enforcement in the future. The Company expects that compliance with these standards will require significant commitment and action by the Company.

In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases (“ICD-10”), which establishes an updated code set to be used for classifying health care diagnoses and procedures. Entities covered under HIPAA will be required to use the ICD-10, which contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system. Because of the greater number of codes, the coding for the services provided in our facilities will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. HIPAA currently requires implementation of ICD-10 to be achieved by October 1, 2013; however, CMS recently indicated that it will issue a new rule postponing the ICD-10 implementation deadline. If any of our facilities fail to implement the new coding system by the deadline, the affected facility will not be paid for services. We are not able to predict the timeframe or the overall financial impact of the transition to ICD-10.

Federal Trade Commission “Red Flags Rule”

On November 9, 2007, the Federal Trade Commission (“FTC”) issued a final rule, known as the Red Flags Rule, that requires financial institutions and other businesses which maintain accounts that are used for primarily individual purposes and that permit multiple payments, to implement written identity theft prevention programs. The FTC may seek penalties of up to $3,500 per violation for certain violations of the Red Flags Rule. In addition, states may enforce the Red Flags Rule on behalf of their citizens by either (i) seeking direct damages or (ii) penalties of up to $1,000 per independent violation, plus attorney’s fees. Finally, affected individuals may also file civil suits in which they may recover actual damages, plus attorney’s fees, for negligent violations, or actual damages of up to $1,000, plus attorney’s fees and punitive damages, for willful noncompliance.

The Red Flag Program Clarification Act of 2010, signed on December 18, 2010, appears to exclude certain healthcare providers from the Red Flags Rule, but permits the FTC or relevant agencies to designate additional creditors subject to the Red Flags Rule through future rulemaking if the agencies determine that the person in question maintains accounts subject to foreseeable risk of identity theft. The Company intends to comply with the Red Flags Rule if required. However, the Company cannot provide any assurances that its operations and identity theft prevention programs will not be reviewed or challenged by the FTC or other governmental authorities with responsibility for enforcing the Red Flags Rule, or if challenged, that its operations and programs would be found to be compliant.

False and Other Improper Claims

The U.S. government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for payment from the Medicare or Medicaid programs. Claims filed with private insurers can also lead to criminal and civil penalties, including, but not limited to, penalties relating to violations of federal mail and wire fraud statutes. While the criminal statutes are generally reserved for instances of fraudulent intent, the U.S. government is applying its criminal, civil and administrative penalty statutes in an ever expanding range of circumstances. For example, the government has taken the position that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant merely should have known the services were unnecessary, even if the government cannot demonstrate actual knowledge. The government has also taken the position that claiming payment for low quality services is a violation of these statutes if the claimant should have known that the care was substandard. In addition, some courts have held that a violation of the Stark law can result in liability under the federal False Claims Act. Additionally, under the Affordable Care Act, the False Claims Act is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, and the Affordable Care Act also specifically provides that submission of claims for services or items generated in violation of the Anti-Kickback Laws constitutes a false or fraudulent claim under the False Claims Act.

Over the past several years, the U.S. government has accused an increasing number of healthcare providers of violating the federal False Claims Act. The False Claims Act prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent claim to the U.S. government. The statute defines “knowingly” to include not only actual knowledge of a claim’s falsity, but also reckless disregard for or intentional ignorance of the truth or falsity of a claim. Because our facilities perform hundreds of similar procedures a year for which they are paid by Medicare, and there is a relatively long statute of limitations, a billing error or cost reporting error could result in significant civil or criminal penalties. Under the “qui tam,” or whistleblower, provisions of the False Claims Act, private parties may bring actions on behalf of the U.S. government. These private parties, often referred to as relators, are entitled to share in any amounts recovered by the government through trial or settlement.

Both direct enforcement activity by the government and whistleblower lawsuits have increased significantly in recent years and have increased the risk that a healthcare provider, such as one of our facilities, will have to defend a false claims action, pay fines or be excluded from the Medicare and Medicaid programs as a result of an investigation resulting from a whistleblower case. Risk to our facilities is further increased by the Affordable Care Act’s elimination of the requirement that a whistleblower be an original source of information, thereby easing barriers to filing of whistleblower suits. Although it is believed that our facilities’ operations materially comply with both federal and state laws, one of our facilities or the Company itself may nevertheless be the subject of a whistleblower lawsuit, or may otherwise be challenged or scrutinized by governmental authorities. A determination that the Company or one of our facilities violated these laws could have a material adverse effect on the Company.

The Emergency Medical Treatment and Active Labor Act

The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) was adopted by the U.S. Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in substantial compliance with the law, we cannot assure you that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.

Environmental Matters

We are subject to various federal, state and local laws and regulations relating to environmental protection. The principal environmental requirements and concerns applicable to our operations relate to:

•	the proper handling and disposal of hazardous and low level medical radioactive waste;

•	ownership or historical use of underground and above-ground storage tanks;

•	management of impacts from leaks of hydraulic fluid or oil associated with elevators, chiller units or incinerators;

•	appropriate management of asbestos-containing materials present or likely to be present at some locations; and

•	the potential acquisition of, or maintenance of air emission permits for, boilers or other equipment.

We do not expect our compliance with environmental laws and regulations to have a material effect on us. We may also be subject to requirements related to the remediation of substances that have been released into the environment at properties owned or operated by us or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault and whether or not we owned or operated the property at the time that the relevant releases or discharges occurred. Liability for environmental remediation can be substantial.

Competition

The hospital industry is highly competitive. We currently face competition from established not-for-profit healthcare systems, investor-owned hospital companies, large tertiary care hospitals, specialty hospitals and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future. Because of the shift to outpatient care and more stringent payor-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients. Many of our competitors are larger than us and have more financial resources available than we do. Other not-for-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis. In addition, two of our facilities, Muskogee Regional Medical Center and National Park Medical Center, currently compete with facilities that are owned and operated by physicians.

Employees and Medical Staff

As of December 31, 2011, we had approximately 6,118 employees, including approximately 1,523 part-time employees. Approximately 349 of our full-time employees at our Olympia, Washington hospital are unionized. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not currently expect these efforts to affect our future operations materially. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

While the national nursing shortage has abated somewhat as a result of the weakened U.S. economy, certain pockets of the markets we serve continue to have limited available nursing resources. Nursing shortages often result in our using more contract labor resources to meet increased demand, especially during the peak winter months. We expect our nurse leadership and recruiting initiatives to mitigate the impact of the nursing shortage. These initiatives include more involvement with nursing schools, participation in more job fairs, recruiting nurses from abroad, implementing preceptor programs, providing flexible work hours, improving performance leadership training, creating awareness of our quality of care and patient safety initiatives and providing competitive pay and benefits. We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent. We continue to implement best practices to reduce turnover and to stabilize our nursing workforce over time.

We have developed a strategic physician recruitment and retention plan. In the summer of 2008, we commissioned an independent consultant group to perform a market needs analysis of each of our communities with a focus on what medical specialties the community needs to meet its healthcare demands. From this study, we developed a strategic recruitment plan to meet each market’s healthcare needs. Executing that plan, we have recruited 72 physicians, 68 physicians and 32 physicians for the years ended December 31, 2009, 2010 and 2011, respectively. We have recruited specialists in areas such as general surgery, cardiology, women’s services and orthopedics, as well as primary care physicians, including hospitalists and physicians practicing in areas such as family medicine, internal medicine and pediatrics. Recruitment of family practice and internal medicine is critical to building a solid foundation of referring physicians in our markets.

Our hospitals grant staff privileges to licensed physicians who may serve on the medical staffs of multiple hospitals, including hospitals not owned by us. A physician who is not an employee can terminate his or her affiliation with our hospital at any time. Although we employ a growing number of physicians, a physician does not have to be our employee to be a member of the medical staff of one of our hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and Board of Trustees in accordance with established credentialing criteria. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. In an effort to meet community needs in certain markets in which we operate, we have implemented a strategy of employing physicians, with an emphasis on those practicing within primary care and other certain specialties. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy.

Compliance Program

We voluntarily maintain a company-wide Ethics & Compliance program designed to ensure that we maintain high standards of ethical conduct in the operation of our business. We continually implement policies and procedures for all of our employees, so they can act in compliance with all applicable laws, regulations and Company policies. Additionally in 2011, we engaged an independent consultant to evaluate our programs and recommend improvements. The organizational structure of our Ethics & Compliance program includes oversight by Capella’s Board of Directors and a high-level Corporate Ethics & Compliance Committee (“CECC”). The Board of Directors and the CECC are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Vice President of Ethics & Compliance reports jointly to our Chief Executive Officer and to the Board of Directors. He serves as our Chief Compliance Officer, or CCO, and is charged with direct responsibility for the day-to-day oversight of our compliance program. Other features of our compliance program include initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, and annual “coding audits” to make sure our hospitals bill the proper service codes for reimbursement from the Medicare program.

Our compliance program also oversees the implementation and monitoring of the standards set forth by HIPAA for privacy and security. Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our healthcare facilities and oversight by the CECC and the CCO.

Our Information Systems

We believe that our information systems must cost-effectively meet the needs of our hospital management, medical staff and nurses in a variety of areas of our business operations, such as:

•	patient accounting, including billing and collection of revenue;

•	accounting, financial reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	medical records and document storage;

•	physician access to patient data;

•	quality indicators;

•	materials and asset management; and

•	negotiating, pricing and administering our managed care contracts

We believe that the importance of and reliance upon information technology (“IT”) will continue to increase in the future. Accordingly, we expect to make additional significant investments in information technology during the next several years as part of our business strategy to increase the efficiency and quality of patient care.

Although we map the financial information systems from each of our hospitals to one centralized database, we do not automatically standardize our financial information systems among all of our hospitals. We carefully review the existing systems at the hospitals we acquire. If a particular information system is unable to cost-effectively meet the operational needs of the hospital, we will convert or upgrade the information system at that hospital to a standardized information system that can cost-effectively meet these needs.

The ARRA included approximately $26.0 billion in funding for various healthcare IT initiatives, including incentives for hospitals and physicians to implement EHR-compatible systems. Implementation of these IT initiatives has been divided into three stages, with stage 1 requiring satisfaction in 2012. Stage 1 requires providers and physicians to meet “meaningful use” standards, which include electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. We are currently on track to meet the meaningful use standards. Though additional investments in hardware and software will be required, we believe our historical capital investments in information systems, as well as quality of care programs, provide a solid platform to build upon for timely compliance with the healthcare IT requirements of the ARRA.

Professional and General Liability Insurance

As is typical in the healthcare industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. For professional and general liability claims, we self-insure the first portion of each claim, and Auriga Insurance Group (“Auriga”), a wholly-owned subsidiary of Capella Holdings, Inc. (“Holdings”), insures the next portion of each claim. We maintain excess coverage from independent third-party carriers for claims exceeding the coverage provided by Auriga from Lloyds of London for the first portion of the excess policy and the Bermuda market for the remaining portion. Auriga funds its portion of claims costs from proceeds of premium payments received from us.

We believe that our current insurance program provides sufficient coverage for our facilities. We cannot, however, ensure that potential claims will not exceed those amounts. Consistent with the policy limits and indemnification agreements, our insurance coverage will cover insured professional/general liability claims made against us, during the time such insurance is in force, consistent with the policy terms and conditions; however, our insurance policy covers the members of our Board of Directors and the boards of our subsidiaries only with respect to acts performed in their capacity as board members.

Item 1A. Risk Factors.

There are several factors, some beyond our control, that could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this report (see, for example, Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). Any factor described in this report could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.

We cannot predict the effect that healthcare reform and other changes in government programs may have on our financial condition or results of operations.

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Affordable Care Act also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of RACs in the Medicaid program, expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from increasing the total percentage of physician ownership or increasing the aggregate number of operating rooms, procedure rooms, and beds for which they are licensed. Because a majority of the measures contained in the Affordable Care Act do not take effect until 2014, it is difficult to predict the impact the Affordable Care Act will have on our facilities. In addition, there have been a number of challenges to the Affordable Care Act, and some courts have ruled that the requirement for individuals to carry health insurance or the Affordable Care Act is unconstitutional. Challenges to the Affordable Care Act will be heard by the United States Supreme Court in 2012. Several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Depending on further legislative developments, how the pending Supreme Court review is resolved, and how the Affordable Care Act is ultimately interpreted and implemented, it could have an adverse effect on our business, financial condition and results of operations.

Spending cuts resulting from the Budget Control Act of 2011 may have a material adverse effect on our financial position, results of operation or cash flow.

On August 2, 2011, the Budget Control Act of 2011, or BCA, was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. In the first phase, the BCA imposed caps that reduced non-entitlement spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Committee was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in automatic, across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFYs 2013 through 2021, split evenly between domestic and defense spending. Certain programs (including the Medicaid program) are protected from these automatic spending reductions, but the Medicare program is subject to reductions capped at 2%. The automatic spending cuts or Congressional action on other spending reductions proposed by the Committee may reduce the revenue we receive from governmental payment programs or impose additional restrictions on those programs intended to decrease the long-term cost of such programs. Any such reductions may have a material adverse effect on our financial position, results of operation or cash flow

Our overall business results may suffer from the lingering effects of the economic downturn.

The United States economy continues to experience the negative effects from an economic downturn and unemployment levels remain high. During economic downturns, governmental entities often experience budgetary constraints as a result of increased costs and lower than expected tax collections. These budgetary constraints may result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Additionally, when patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. Moreover, we could experience increases in the uninsured and underinsured populations and difficulties in collecting patient co-payment and deductible receivables. Although the recent passage of the Affordable Care Act is intended to decrease the number of uninsured legal U.S. residents, many of the reform measures do not become effective until 2014 and will not have an immediate impact.

The growth of uninsured and “patient due” accounts and a deterioration in the collectability of these accounts could affect our results of operations adversely.

The primary collection risks of our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for bad debts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, as more individuals enroll in high deductible insurance plans or those with high co-payments or who have no insurance coverage. These trends will likely be exacerbated if general economic conditions remain challenging or if unemployment levels in the communities in which we operate rise.

The amount of our provision for bad debts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being composed of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. Among other things, the Affordable Care Act will, beginning in 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, pending Supreme Court action, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

Our revenue may decline if federal or state programs reduce our Medicare or Medicaid payments.

Approximately 46.2%, 48.6% and 51.9% of our revenue before the provision for bad debts for the years ended December 31, 2009, 2010, and 2011, respectively, came from the Medicare and Medicaid programs, respectively, including Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future alignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a prospective payment system or are based on negotiated payment levels with individual hospitals. Since most states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, many states in which we operate have adopted, or are considering adopting, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. The current economic downturn has increased the budgetary pressures on most states, and these budgetary pressures have resulted and likely will continue to result in decreased spending, or decreased spending growth, for Medicaid programs in many states. In addition, the Affordable Care Act contains a provision requiring states to expand Medicaid coverage to more individuals by 2014. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our business, financial condition and results of operations.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare and Medicaid for payment for our services. These post-payment reviews have increased in recent years as a result of new government cost-containment initiatives, including audits of Medicare and Medicaid claims under the RAC program. RACs were first introduced only in the Medicare program; however, the Affordable Care Act expanded the RAC program’s scope to include Medicaid claims by requiring all states to establish programs to contract with RACs in 2011. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Affordable Care Act increased federal funding for the MIC program for FFY 2011 and beyond. In addition to RACs and MICs, state Medicaid agencies and other contractors have also increased their review activities. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials and ultimately may require us to refund amounts paid to us that are determined to have been overpaid.

Our revenue may decline if payments from our third-party payors are reduced or eliminated, or if we are unable to negotiate contracts or maintain satisfactory relationships with third-party payors.

In addition to governmental programs, we are dependent upon private third-party sources of payment for the services provided to patients at our hospitals. If these payments are reduced, our revenue will decrease. The amount of payment we receive for services provided at our hospitals may be adversely affected by market and cost factors as well as other factors over which we have no control.

Controls designed to reduce inpatient services may reduce our revenue.

Controls imposed by Medicare and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs or other factors affecting payments for healthcare services over which we will have no control could cause a reduction in our revenue.

There has been recent increased scrutiny of a hospital’s “Medicare Observation Rate” from outside auditors, government enforcement agencies and industry observers. The term “Medicare Observation Rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In our hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. The industry may anticipate increased regulatory scrutiny of inpatient admission decisions and the Medicare Observation Rate in the future.

We may experience a shortage of qualified professional and staff personnel.

Consistent with a nationwide trend in the healthcare industry, our hospitals have experienced a shortage of nurses and other qualified professional and staff personnel. The shortage of qualified professional and staff personnel may be exacerbated by the development of other healthcare facilities in the market areas of our hospitals.

As a result, our hospitals may utilize contract nurses to ensure adequate patient care, which typically are more expensive than full-time employees. In addition, our hospitals may be forced to implement more costly coverage and retention programs. There can be no assurance that our hospitals will be able to recruit or retain a sufficient number of qualified professional and staff personnel to deliver healthcare services efficiently. Accordingly, our financial condition and results of operations may be affected adversely.

Our performance depends on our ability to recruit and retain quality physicians.

Physicians generally direct the majority of hospital admissions. Thus, the success of our hospitals depends in part on the following factors:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the admitting practices of those physicians; and

•	the development and maintenance of constructive relationships with those physicians, including physicians with whom we have joint ventures.

Most physicians at our hospitals also have admitting privileges at other hospitals. Our efforts to attract and retain physicians are affected by our efforts to promote quality, leadership, satisfaction and intellectual development, our managed care contracting relationships, national shortages in some specialties, the adequacy of our support personnel, the condition of our facilities and medical equipment, the availability of suitable medical office space, and federal and state laws and regulations prohibiting financial relationships that may have the effect of inducing patient referrals. There can be no assurance that our physician recruitment measures, including multi-year employment and/or income guarantee arrangements, joint ventures and other collaborative arrangements will be successful. Also, as we recruit more physicians, the costs associated with integrating and managing these new physicians could have a negative impact on our operating results and liquidity in the short term.

If facilities are not staffed with adequate support personnel or technologically advanced equipment that meets the needs of patients, physicians may be discouraged from referring patients to our facilities, which could affect our profitability adversely. Furthermore, physicians we recruit or employ may fail to maintain successful medical practices, one or more key members of a particular physician group may cease practicing with that group, or other surgeons in the community may refuse to use our hospitals. Although we have been generally successful in our physician recruiting efforts, we cannot assure you of the long-term success of this strategy. We also face continued challenges in some of our markets to recruit certain types of physician specialists who are in high demand.

We are dependent on our senior management team and the loss of the services of one or more of our senior management team could have a material adverse effect on our business.

The success of our business is largely dependent upon the services and management experience of our senior management team. In addition, we depend on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our senior management team, we could experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is required to comply with many laws and regulations at the federal, state, and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, environmental protection and privacy. These laws include the HIPAA, a section of the Social Security Act, known as the “anti-kickback” statute, and the Stark Law.

There are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. The ongoing investigations of certain healthcare providers relate to various referral, inpatient status cost reporting and billing practices, laboratory and home care services, privacy and physician ownership and joint ventures involving hospitals. Moreover, the health reform laws increase funding for fraud and abuse enforcement and increase penalties under the False Claims Act. Federal regulations issued under HIPAA contain provisions that required us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business procedures designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulation requirements to third parties that perform duties on our behalf. We are also required to make certain expenditures to help ensure our continued compliance with such laws and regulations and, in the future, such expenses could negatively impact our results of operations. The ARRA included provisions for heightened enforcement of HIPAA and stiffer penalties for HIPAA violations.

If we fail to comply with applicable laws and regulations, including fraud and abuse laws, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid, and other federal and state healthcare programs. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. If any facility loses its accreditation, it may be in default under its third party payor agreements, make difficult the attraction, negotiation and retention of those agreements on satisfactory terms or at all and could put its Medicare certification at risk if the facility’s Medicare certification was obtained through deemed status as a result of the facility’s accreditation. If a facility loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

In the future, changes, different interpretations or enforcement of these laws and regulations, including any changes pursuant to the Affordable Care Act, could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs, and operating expenses. For a more detailed discussion of these laws, rules and regulations, see “Item 1. Business — Government Regulation and Other Factors.”

CMS may impose substantial fines or other penalties as a result of the matters disclosed in certain self-disclosure letters, which could have a material adverse impact on the results of operations and financial condition Cannon County Hospital, LLC, or CCH, which is a joint venture in which we own a 60% interest.

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. CMS and the OIG allow providers to disclose prior conduct that may have violated those laws and regulations and resolve those issues below the maximum penalties authorized by law. CMS established a Voluntary Self-Referral Disclosure Protocol under the authority provided in the Affordable Care Act, which allows providers to disclose to CMS actual or potential violations of the Stark Law and allows CMS to compromise the total amount of overpayments owed as a result of inadvertent Stark Law violations. Additionally, the OIG is responsible for imposing penalties for Stark Law violations and violations of the anti-kickback statute, which may include civil monetary penalties, imposition of a Corporate Integrity Agreement or exclusion from federal health care programs such as Medicare and Medicaid. CMS does not have the authority to compromise any of the potential penalties that may be imposed by the OIG. Based on the findings from CCH’s internal investigation, management of CCH submitted voluntary self-disclosure letters to CMS for each of DeKalb Community Hospital and Stones River Hospital on June 22, 2011 (collectively, the “Self-Disclosure Letters”). The Self-Disclosure Letters disclose certain potentially non-compliant arrangements with physicians under the Stark Law, including lack of certain written agreements with physicians and, solely with respect to Stones River Hospital, administrative failures to ensure that physicians who leased space from CCH executed compliant leases and regularly paid the rental amounts that were due. CCH’s current management is unable to predict CMS’s response to the Self-Disclosure Letters, the potential liability that may result from the Self Disclosure Letters or whether CMS may widen the scope of its investigation beyond the matters covered in the Self-Disclosure Letters or refer the matters to any other governmental agencies. If CMS imposes substantial fines as a result of the conduct described in the Self-Disclosure Letters to CMS, it would have a material adverse impact on the results of operations and financial condition of CCH, in which we own a 60% interest.

We are subject to competition from other hospitals or healthcare providers, including physicians, which could affect our results of operations adversely.

Our success depends on the effective and efficient operation of our hospitals, which will be affected by competition from other acute care hospitals, free-standing outpatient diagnostic and surgery centers, labs and alternative delivery systems, some of which have substantially greater resources than we do. The healthcare industry is highly competitive. Alternative forms of healthcare delivery systems, such as health maintenance organizations and preferred provider organizations, are significant factors in the delivery of healthcare services and the rates chargeable by physicians and hospitals. Typically, our hospitals’ primary competitor is a not-for-profit hospital. Further, our hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals subsequently may shift their preferences to those hospitals for the services we provide.

We also face very significant and increasing competition not only from services offered by physicians (including physicians on our medical staffs) in their offices and from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have an ownership interest), but also from physicians owning and operating competing hospitals. For example, physicians own interests in competing hospitals in Muskogee, Oklahoma and Hot Springs, Arkansas. Some of our hospitals have and will seek to develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities or physicians are able to offer additional, advanced services in their offices, our market share for these services likely will decrease in the future.

Our revenue is especially concentrated in a small number of states which makes us particularly sensitive to regulatory and economic changes in those states.

Our revenue is particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenue, including Oklahoma and Arkansas. For the years ended December 31, 2009, 2010, and 2011, we generated approximately 54.3%, 53.3%, and 51.4% of our revenue before the provision for bad debts, respectively, in Oklahoma and Arkansas. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results. The economies of the non-urban communities in which our hospitals operate are often dependant on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a material reduction in our revenue or impede our business strategies intended to generate organic growth and improve operating results at our hospitals. Any material change in the current demographic, economic, competitive or regulatory conditions in any of our markets could affect our overall business results adversely because of the significance of our operations in each of these markets to our overall operating performance. Moreover, because of the concentration of our revenue in a limited number of markets, our business is less diversified and, accordingly, is subject to greater regional risk than that of some of our larger competitors.

If our access to licensed information systems is interrupted or restricted, or if we are not able to integrate changes to our existing information systems or information systems of acquired hospitals, our operations could suffer.

Our business depends significantly on effective information systems to process clinical and financial information. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology. We rely heavily on an affiliate of HCA Holdings, Inc. and another third-party vendor for information systems. These two parties provide us with our primary financial, clinical, revenue cycle management, patient accounting and network information services. HCA’s primary business is to own and operate hospitals, not to provide information systems. We do not control these systems, and if these systems fail or are interrupted, if our access to these systems is limited in the future or if these parties develop systems more appropriate for the urban healthcare market and not suited for our hospitals, our operations could suffer.

System conversions are costly, time consuming and disruptive for physicians and employees. Should we decide or be required to convert away from systems provided by third parties, such implementation would be very costly and could have a material adverse effect on our business, financial condition and results of operations.

In addition, as new information systems are developed in the future, we will need to integrate them into our existing systems. Evolving industry and regulatory standards, such as HIPAA and EHR regulations, may require changes to our information systems in the future. For example, the HITECH Act, contains a number of provisions that significantly expand the reach of HIPAA. Among other things, the HITECH Act (i) created new security breach notification requirements for covered entities (ii) extended the HIPAA security provisions to business associates, and (iii) increased a patient’s ability to restrict access to his or her protected health information. We may not be able to integrate new systems or changes required to our existing systems or systems of acquired hospitals in the future effectively or on a cost-efficient basis.

Additionally, as required by the ARRA, HHS is in the process of developing and implementing an incentive payment program for eligible hospitals and healthcare professionals that adopt and meaningfully use certified EHR technology. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

We may be subject to liabilities for professional liability and other claims brought against our facilities.

We may be liable for damages to persons or property arising from occurrences at our hospitals. We maintain casualty, professional and general liability insurance through Auriga, in amounts and with deductibles that we believe to be appropriate for our operations. Our reserves for professional and general liability claims and workers compensation claims are based upon independent third-party actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in determining reserve estimates. If the assumptions underlying the third-party actuarial calculations prove to be materially different from actual claims brought against us, our reserves may be insufficient. We also carry excess layers should a claim exceed Auriga’s aggregate cap. If we become subject to claims, however, our insurance coverage (i) may not cover all successful professional and general liability claims brought against us or (ii) continue to be available at a cost allowing us to maintain adequate levels of insurance. If one or more successful claims against us were not covered by or exceeded the coverage of our insurance, we could be affected adversely.

We are subject to potential legal and reputational risk as a result of our access to personal information of our patients.

There are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access to or theft of personal information. As a provider of health care services, we process, transmit and store sensitive or confidential data, including electronic health records and other personally identifiable information of our patients. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. In 2011, the HHS Office for Civil Rights imposed, for the first time, civil monetary penalties and imposed a corrective action plan on a covered entity for violating HIPAA’s privacy rule. The breach, loss or other compromise of such personal health information could disrupt the operations of one or more facilities, damage our reputation, result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our business, financial condition and results of operations.

Future capital commitments, acquisitions or joint ventures may require significant resources, may be unsuccessful or could expose us to unforeseen liabilities.

As part of our growth strategy, we may pursue acquisitions or joint ventures of hospitals or other related healthcare facilities and services. These acquisitions or joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our business, financial condition and results of operations. Acquisitions or joint ventures involve numerous risks, including:

•	difficulty and expense of integrating acquired operations into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or physicians of acquired facilities; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

In connection with the transaction in 2007 pursuant to which we lease Muskogee Regional Medical Center, we agreed to make at least $28 million in general capital expenditures at that facility during the first five years following the closing. As of December 31, 2011, we had made related capital expenditures of approximately $27.2 million in the aggregate since the closing of that transaction. Therefore, we remain obligated for $0.8 million in expenditures pursuant to our agreement. We intend to satisfy our obligation to make additional capital expenditures within the agreed period. A failure to make the required capital expenditures could increase the costs of compliance by subjecting us to claims for breach of these obligations.

We cannot assure you that we will succeed in obtaining financing for acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. Further, volatility and disruption of the capital and credit markets and adverse changes in the United States. and global economies may further impact our ability to access both available and affordable financing. We also may be unable to operate acquired hospitals profitably or succeed in achieving improvements in their financial performance.

Additionally, many states, including some where we have hospitals and others where we may in the future attempt to acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the sale proceeds by the not-for-profit seller. These review and approval processes can add time to the consummation of an acquisition of a not-for-profit hospital, and future actions on the state level seriously could delay or even prevent future acquisitions of not-for-profit hospitals. Furthermore, as a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain specific services, such as emergency departments, or to continue to provide specific levels of charity care, which may affect our decision to acquire or the terms upon which we acquire one of these hospitals.

If we fail to enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be affected adversely.

Technological advances with respect to computed axial tomography (CT), magnetic resonance imaging (MRI) and positron emission tomography (PET) equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to provide high quality patient care and to compete with other healthcare providers, we must constantly evaluate our equipment needs and upgrade equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs. If we fail to remain current with the technological advancements of the medical community, our volumes and revenue may be impacted negatively.

Difficulties with major expansion projects may involve significant capital expenditures that could have an adverse impact on our liquidity.

We may decide to construct major expansion projects to existing hospitals in order to achieve our growth objectives. Our ability to complete new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:

•	our ability to control construction costs;

•	adverse weather conditions;

•	shortages of labor or materials;

•	our ability to obtain necessary licensing and other required governmental authorizations; and

•	other unforeseen problems and delays.

As a result of these and other factors, we cannot assure you that if we decide to pursue major expansion projects we will not experience greater construction or other expansion costs than originally planned in connection with expansion projects.

State efforts to regulate the construction or expansion of healthcare facilities could impair our ability to operate and expand our operations.

Some states, including the ones in which we operate, require healthcare providers to obtain prior approval, known as a certificate of need (“CON”), for the purchase, construction or expansion of healthcare facilities, to make certain capital expenditures or to make changes in services or bed capacity. In giving approval, these states consider the need for additional or expanded healthcare facilities or services. The failure to obtain any requested CON could impair our ability to operate or expand operations. Any such failure could, in turn, adversely affect our ability to attract patients to our facilities and grow our revenue, which would have an adverse effect on our results of operations.

The industry trend toward value-based purchasing may negatively impact our revenue.

There is a trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs, including Medicare and Medicaid, require hospitals to report certain quality data to receive full reimbursement updates. In addition Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payors currently require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events. Furthermore, we implemented a policy pursuant to which we do not bill patients or third-party payors for fees or expenses incurred as a result of certain preventable adverse events. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could impact our revenue negatively.

A majority of the employees of Capital Medical Center and its related clinics are union members and subject to the terms of collective bargaining agreements.

Capital Medical Center is currently a party to collective bargaining agreements with two local unions that represent all of the employees of that hospital with the exception of professional employees, managerial employees, confidential employees, guards and supervisors (as those terms are defined in the National Labor Relations Act). The terms of the collective bargaining agreements set forth certain criteria related to the hospital’s employment practices, seniority, hours of work and overtime, holidays, use and redemption of paid time off, extended illness bank, vacation scheduling, compensation, pay practice, health and non-health benefits, leaves of absence, grievance procedures, disability accommodations and the hospital’s drug and alcohol policies. If Capital Medical Center is unable to meet any such criteria, it could result in discussions with union representatives that could be costly and time-consuming for that facility. Furthermore, the terms of the collective bargaining agreements constrain our flexibility as general partner of Capital Medical Center with respect to certain employee issues. Other facilities could experience unionizing activity, which could increase our labor costs materially.

Our interest in Muskogee Regional Medical Center will expire at the end of the lease term.

We currently lease or sublease Muskogee Regional Medical Center and related properties pursuant to a forty-year lease with Muskogee Medical Center Authority, which expires in 2047 (the “Muskogee Lease”). Under the terms of the Muskogee Lease, Muskogee Regional Medical Center and related properties will revert automatically to the Muskogee Medical Center Authority or the City of Muskogee, as applicable, upon the expiration or termination of the Muskogee Lease. The Muskogee Lease also grants the Muskogee Medical Center Authority the option to purchase some or all of the assets owned by us and used in connection with the operation of Muskogee Regional Medical Center and related properties in the event the Lease expires or is terminated. Upon the expiration or termination of the Muskogee Lease, our interest in Muskogee Regional Medical Center and related properties will cease.

GTCR indirectly controls us and may have conflicts of interest with us or you in the future.

GTCR owns 79.3% of Holdings common stock, which in turn owns 100% of the outstanding shares of Capella’s common stock. GTCR elects a majority of the board of directors of Holdings and Capella and controls all matters affecting us, including any determination with respect to:

•	our direction and policies;

•	the acquisition and disposition of assets;

•	future issuances of common stock, preferred stock or other securities;

•	our future incurrence of debt; and

•	any dividends on our common stock or preferred stock.

The interests of GTCR could conflict with the interests of our company. If we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of our company. In addition, GTCR may have an interest in pursuing acquisitions, divestitures, financings or other transactions, that, in its judgment, could enhance its equity investment even though such transactions might involve risks to our company. In addition, GTCR is in the business of making investments in companies and may from time to time acquire interests in businesses that directly or indirectly compete with our business.

Our hospitals are subject to potential responsibilities and costs under environmental laws that could lead to material expenditures or liability.

We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of hazardous materials, hazardous waste and medical waste, above-ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors.

We also may be subject to requirements related to the remediation of substances that have been released into the environment at properties owned or operated by us or our predecessors or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

Our substantial indebtedness could affect our financial condition adversely.

As of December 31, 2011, our total consolidated indebtedness was approximately $495.1 million. We also have the ability to incur substantial additional indebtedness in the future. The terms of our indenture and our senior secured asset based loan (the “ABL”) do not fully prohibit us or our subsidiaries from doing so. The ABL provides commitments of up to $100.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our ABL), of which approximately $66.7 million would have been available for future borrowings as of December 31, 2011. In addition, we may seek to increase the borrowing availability under the ABL. All of those borrowings would be senior and secured. As of December 31, 2011, we had no outstanding borrowings under the ABL.

Our business and financial results depend on our ability to generate sufficient cash flow to service our debt or refinance our indebtedness on commercially reasonable terms.

Our ability to make payments on and to refinance our debt and fund planned expenditures depends on our ability to generate cash flow in the future. Our cash flow, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. We cannot guarantee that our business will generate cash flow from operations or that future borrowings will be available to us under the ABL in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We cannot guarantee that we will be able to refinance our borrowing arrangements or any other outstanding debt on commercially reasonable terms or at all. Refinancing our borrowing arrangements could cause us to:

•	pay interest at a higher rate;

•	be subject to additional or more restrictive covenants than currently provided in our debt agreements; and

•	grant additional security interests in our assets.

Our inability to generate sufficient cash flow to service our debt or refinance our indebtedness on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

Operating and financial restrictions in our debt agreements limit our operational and financial flexibility.

The ABL and our indenture contain a number of significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends on or make other distributions or repurchase our capital stock or make other restricted payments;

•	make investments;

•	enter into certain transactions with affiliates;

•	issue dividends or other payments from restricted subsidiaries to Holdings or other restricted subsidiaries;

•	create liens;

•	designate our subsidiaries as unrestricted subsidiaries; and

•	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets.

In addition, under the ABL, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the ABL and the lenders could elect to declare all amounts borrowed under the ABL, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Because borrowings under the ABL are secured by certain of our assets and certain assets of our subsidiaries, borrowings under the ABL are superior in right of payment to the notes to the extent of the assets securing the ABL. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full our outstanding indebtedness.

Under the ABL, when (and for as long as) the availability under the ABL is less than a specified amount for a certain period of time, or if an event of default has occurred and is continuing, funds deposited into any of our depository accounts will be transferred on a daily basis into a blocked account with the administrative agent and applied to prepay loans under the asset-based revolving credit facility and, if an event of default has occurred and is continuing, to cash collateralize letters of credit and swingline loans issued thereunder and certain other contingent obligations arising in connection with the ABL.

Our capital expenditure and acquisition strategy requires substantial capital resources. The building of new hospitals and the operations of our existing hospitals and newly acquired hospitals require ongoing capital expenditures for construction, renovation, expansion and the addition of medical equipment and technology. More specifically, we are currently, and may in the future be, contractually obligated to make significant capital expenditures relating to the facilities we acquire. Also, construction costs to build new hospitals are substantial. Our debt agreements may restrict our ability to incur additional indebtedness to fund these expenditures.

A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

As a holding company, we rely on payments from our subsidiaries in order for us to satisfy our financial obligations.

We are a holding company with no significant operations of our own. Because our operations are conducted through our subsidiaries, we depend on dividends, loans, advances and other payments from our subsidiaries in order to allow us to satisfy our financial obligations. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts to us, whether by dividends, loans, advances or other payments. The ability of our subsidiaries to pay dividends and make other payments to us depends on their earnings, capital requirements and general financial conditions and is restricted by, among other things, applicable corporate and other laws and regulations as well as, in the future, agreements to which our subsidiaries may be a party.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The table below presents certain information with respect to our hospitals as of December 31, 2011. For information about our discontinued operations and recent sales of assets, please refer to Note 3 to the consolidated financial statements included elsewhere in this report.

Hospital	Location	Acquisition/Opening/ Lease Date	Licensed Beds	Real Property Status
Capital Medical Center	Olympia, WA	December 1, 2005	110	Own (1)
DeKalb Community Hospital	Smithville, TN	July 1, 2011	71	Own (2)
Grandview Medical Center	Jasper, TN	December 1, 2005	70	Own
Hartselle Medical Center	Hartselle, AL	March 1, 2008	150	Own
Jacksonville Medical Center	Jacksonville, AL	March 1, 2008	89	Own
Mineral Area Regional Medical Center	Farmington, MO	March 1, 2008	135	Own
Muskogee Regional Medical Center	Muskogee, OK	April 3, 2007	275	Lease
National Park Medical Center	Hot Springs, AR	March 1, 2008	166	Own (3)
Parkway Medical Center	Decatur, AL	March 1, 2008	108	Own
River Park Hospital	McMinnville, TN	December 1, 2005	125	Own
Southwestern Medical Center	Lawton, OK	December 1, 2005	199	Own
St. Mary’s Regional Medical Center	Russellville, AR	March 1, 2008	170	Own
Stones River Hospital	Woodbury, TN	July 2, 2011	60	Own (2)
White County Community Hospital	Sparta, TN	March 1, 2008	60	Own (4)
Willamette Valley Medical Center	McMinnville, OR	March 1, 2008	88	Own

Total Licensed Beds			1,876

(1)	This hospital is owned and operated by us in a joint venture with physicians in which we own 90.25% and physicians or physician entities own the remaining 9.75%.
(2)	These two hospitals are owned and operated by us through CCH, which is a joint venture with physicians in which we own 60% and physicians or physician entities own the remaining 40%.
(3)	This hospital is owned and operated by us in a joint venture with physicians in which we own 94.87% and physicians or physician entities own the remaining 5.13%.
(4)	This hospital is owned and operated by us in a joint venture with physicians in which we own 87.725% and physicians or physician entities own the remaining 12.275%.

In each of the joint ventures listed above, the managing member or general partners, as applicable, are one or more of our wholly-owned subsidiaries (each a “Capella Owner”). Each Capella Owner manages the day-to-day operation of the hospital in exchange for a management fee and reimbursement of its out-of-pocket expenses. In addition, our Capital Medical Center, White County Community Hospital and CCH joint ventures participate in our cash management system pursuant to a Cash Management Agreement and Revolving Credit Loan (the “Cash

Management Agreement”). Under the Cash Management Agreement, we may but are not obligated to, provide the applicable joint venture with working capital revolving credit loans as we deem necessary or appropriate for the conduct of the joint venture’s business.

In addition to the hospitals listed above we own, either directly or through an interest in a joint venture, certain outpatient service locations complementary to our hospitals. We also own, operate and/or lease medical office buildings in conjunction with certain of our hospitals which are primarily occupied by physicians practicing at our hospitals.

As of December 31, 2011, we leased approximately 17,000 square feet of office space at 501 Corporate Centre Drive, Suite 200, Franklin, Tennessee, for our corporate headquarters. Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.

Item 3. Legal Proceedings.

We operate in a highly regulated and litigious industry. As a result, we are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. We are currently not a party to any pending or threatened proceeding, which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are wholly owned by Capella Holdings, Inc. (“Holdings”) of which GTCR owns 79.3%. There is no public trading market for our equity securities or those of Holdings. As of February  29, 2012, there were 106 holders of Holdings common stock.

Item 6. Selected Financial Data.

The following table contains our selected financial data for, or as of the end of, the last five years ended December 31, 2011. The selected financial data has been derived from our audited consolidated financial statements included elsewhere in this report. The timing of acquisitions and divestitures completed during the years presented below affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. We have also recognized certain transaction and debt costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in millions)
Statement of Operations Data:
Revenue before provisions for bad debts	$305.6	$633.4	$719.8	$771.5	$762.1
Less: Provision for bad debts	(28.4)	(68.2)	(92.4)	(115.3)	(78.2)

Revenue	277.2	565.2	627.4	656.2	683.9
Costs and expenses:
Salaries and benefits (includes stock compensation of $-, $-, $0.3, $0.3, and $0.8, respectively)	134.8	275.5	307.9	319.9	332.1
Supplies	42.7	88.5	99.0	108.3	111.1
Other operating expenses	55.3	122.9	131.6	133.7	155.2
EHR incentive payments	—	—	—	—	(7.5)
Depreciation and amortization	17.8	29.2	33.2	32.5	33.7
Interest, net	23.9	50.4	48.5	48.4	51.1
Management fee to related party	0.2	0.2	0.2	0.2	0.2
Loss on refinancing	—	22.4	—	20.8	—

Total costs and expenses	274.7	589.1	620.4	663.8	675.9

Income (loss) from continuing operations before income taxes	2.5	(23.9)	7.0	(7.6)	8.0
Income taxes	0.9	5.5	2.2	3.2	1.4

Income (loss) from continuing operations	1.6	(29.4)	4.8	(10.8)	6.6
Loss from discontinued operations, net	—	(2.7)	(2.3)	(3.4)	(19.9)

Net income (loss)	$1.6	$(32.1)	$2.5	$(14.2)	$(13.3)

Less: Net income attributable to non-controlling interests	—	0.5	0.9	1.5	1.2

Net income (loss) attributable to Capella Healthcare, Inc.	$1.6	$(32.6)	$1.6	$(15.7)	$(14.5)

Other Financial Data:
Adjusted EBITDA(1)	$44.4	$78.3	$89.2	$94.6	$95.9

	As of December 31,
	2007	2008	2009	2010	2011
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$—	$6.4	$19.6	$48.3	$42.4
Property and equipment	245.0	475.9	461.7	450.7	426.5
Total assets	395.8	745.5	756.3	767.8	784.7
Long-term debt, including current portion	242.3	487.7	484.5	494.1	495.1
Working capital(2)	32.2	90.1	97.3	119.2	109.9

(1)	“EBITDA,” a measure used by management to evaluate operating performance, is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii) depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies.

“Adjusted EBITDA” is defined as EBITDA plus (i) net income attributable to non-controlling interests, (ii) loss on refinancing, (iii) loss from discontinued operations, (iv) acquisition-related expenses, (v) stock compensation expense and (vi) management fee to related party, if any, for the applicable period. We believe that the inclusion of supplementary adjustments to EBITDA applied in presenting adjusted EBITDA are appropriate to provide additional information to investors about the impact of certain noncash items, unusual items that we do not expect to continue at the same level in the future and other items.

The following table presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollars in millions)
Net income (loss) attributable to Capella Healthcare, Inc.	$1.6	$(32.6)	$1.6	$(15.7)	$(14.5)
Plus taxes	0.9	5.5	2.2	3.2	1.4
Plus net interest expense and deferred financing costs	23.9	50.4	48.5	48.4	51.1
Plus depreciation and amortization	17.8	29.2	33.2	32.5	33.7

EBITDA	$44.2	$52.5	$85.5	$68.4	$71.7

Plus net income attributable to non-controlling interests	$—	$0.5	$0.9	$1.5	$1.2
Plus loss on refinancing	—	22.4	—	20.8	—
Plus (income) loss from discontinued operations	—	2.7	2.3	3.4	19.9
Acquisition-related expenses	—	—	—	—	2.1
Stock compensation	—	—	0.3	0.3	0.8
Plus management fee to related party	0.2	0.2	0.2	0.2	0.2

Adjusted EBITDA	$44.4	$78.3	$89.2	$94.6	$95.9

(2)	We define working capital as current assets minus current liabilities. For 2011, working capital excludes the impact of assets held for sale which is shown as a current asset on the consolidated balance sheet.

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended December 31,
	2009	2010	2011
	(Dollars in millions, except for operating data)
Consolidated
Operating Data(1):

Number of hospitals at end of each period(2)	10	10	12
Licensed beds(3)	1,398	1,398	1,529
Admissions(4)	42,415	42,849	43,538
Adjusted admissions(5)	84,059	87,198	90,037
Net revenue per adjusted admission	$7,481	$7,525	$7,596
Patient days(6)	198,508	198,211	202,327
Average length of stay (days)(7)	4.7	4.6	4.7

Same-facility
Operating Data(1):

Number of hospitals at end of each period(2)	10	10	10
Licensed beds(3)	1,398	1,398	1,398
Admissions(4)	42,415	42,849	42,476
Adjusted admissions(5)	84,059	87,198	87,611
Net revenue per adjusted admission	$7,481	$7,525	$7,653
Patient days(6)	198,508	198,211	196,422
Average length of stay (days)(7)	4.7	4.6	4.6

(1)	The operating data set forth in this table includes all facilities that are consolidated for financial reporting purposes as of the end of each period presented.
(2)	All periods presented exclude hospitals that have been moved to discontinued operations.
(3)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency regardless of actual use.
(4)	Represents the number of patients admitted for inpatient treatment.
(5)	General measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenue and then dividing that number by gross inpatient revenue.
(6)	Represents the total number of days of care provided to inpatients.
(7)	Represents the average number of days admitted patients stay in our hospitals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes to our audited consolidated financial statements, and the other financial information appearing elsewhere in this report. We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. It includes the following sections:

•	Forward Looking Statements;

•	Executive Overview;

•	Critical Accounting Policies;

•	Results of Operations Summary; and

•	Liquidity and Capital Resources.

FORWARD LOOKING STATEMENTS

This report and other materials the Company has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” which are intended to be covered by the safe harbors created by federal securities laws. Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this discussion by use of words including but not limited to “may,” “believe,” “will,” “should,” “expect,” “estimate,” “anticipate,” “intend,” and “plan.” These statements are based upon estimates and assumptions made by Capella’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. Except as required by law, we undertake no obligation to update publicly or to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; future financial performance and condition; industry and general economic trends, including the impact of the current economic environment, changes to reimbursement, patient volumes and related revenue; our compliance with new and existing laws and regulations, such as the Affordable Care Act, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the impact of bad debt expenses; anticipated revenue from Medicaid EHR incentive payments; future liquidity and capital resources; and existing and future debt.

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Some of these factors are described in “Part I, Item 1A. Risk Factors.” Other factors, such as market, operational, liquidity, interest rate and other risks, are described elsewhere in this section and “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” Any factor described in this report could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in our primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics. As of December 31, 2011, on a consolidated basis, we operated 12 acute care hospitals (eleven of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,529 licensed beds in seven states, excluding assets held for sale and included in discontinued operations. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Effective July 1, 2011, we completed the acquisition of a 60% interest in CCH, which owns and operates DeKalb Community Hospital and Stones River Hospital. The acquisition was funded on June 30, 2011, with an effective date of July 1, 2011. We own majority interests in the two hospitals and manage each of the hospitals pursuant to a management agreement.

Effective July 1, 2011, we completed the acquisition of the assets of GP Surgery Center, LLC, a surgery center located in Lawton, Oklahoma (“Great Plains ASC”).

Significant Industry Trends

The following sections discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire hospital industry, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

Impact of Healthcare Reform

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare DSH and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2012. Challenges to the Affordable Care Act will be heard by the United State Supreme Court in 2012. The Supreme Court will consider four issues: (1) whether the “individual mandate” — the requirement that all individuals purchase some form of health insurance — is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Affordable Care Act; (3) whether the Affordable Care Act’s requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act due to pending Supreme Court review, its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Adoption of Electronic Health Records

The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the year ended December 31, 2011, we recognized $7.5 million of other income related to estimated EHR incentive payments. We currently estimate that at a minimum the total costs incurred to comply will be recovered through this initiative.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to be, significantly revised based on cost containment and policy considerations. CMS has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective.

In addition, many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Congress has made an effort to address the financial challenges Medicaid is facing by recently increasing the amount of Medicaid funding available to states through the ARRA and the Education, Jobs, and Medicaid Assistance Act, which increased FMAP payments through June 30, 2011. Budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations.

Pay for Performance Reimbursement

Many payors, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past. For FFY 2011, Medicare expanded the number of quality measures to be reported to 55, compared to 47 during FFY 2010. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements. While current Medicare guidelines and contracts with most managed care payors provide for reimbursement based upon the reporting of quality measures, we believe significant payors will utilize the quality measures to determine reimbursement rates for hospital services. We have developed key processes and infrastructure that we believe enable us to meet or exceed the current established quality guidelines. We plan to continue to invest in quality initiatives and technology in order to meet the quality demands of our payors in the future.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. During the year ended December 31, 2011, our same-facility uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 20.8%, compared to 19.2% in the prior year.

We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2010 and 2011:

December 31, 2010	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	22.0%	0.4%	0.3%	22.7%
Medicaid(1)	6.2	0.7	0.5	7.4
Managed Care and Other	18.7	1.6	1.0	21.3
Self-Pay(2)	13.6	12.4	22.6	48.6

Total	60.5%	15.1%	24.4%	100.0%

December 31, 2011	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.4%	0.7%	0.4%	27.5%
Medicaid(1)	6.2	0.7	0.6	7.5
Managed Care and Other	18.9	1.8	1.1	21.8
Self-Pay(2)	10.6	9.6	23.0	43.2

Total	62.1%	12.8%	25.1%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Impact of Current Economic Environment

Similar to others in the industry, we continue to experience volume pressure based on reduced demand for inpatient healthcare services and increased competition for patients. The recent economic downturn impacted healthcare and many other industries negatively. While many healthcare services are considered non-discretionary in nature, certain services including elective procedures and other non-emergent services may be deferred or canceled by patients when they are suffering personal financial hardship or have a negative outlook on the general economy. Continually high unemployment results in high numbers of uninsured patients, and employer cost reduction programs may result in a higher level of co-pays and deductible limits for patients. Governmental payors and managed care payors may reduce reimbursement paid to hospitals and other healthcare providers to address economic and regulatory pressures. We believe a more severe economic downturn could have an adverse impact on our revenue whether in the form of payor mix shifts from managed care to uninsured or Medicaid, additional charity care, lower patient volumes, lower collection rates of patient co-pay and deductible balances or a combination of such factors. We expect our volumes to improve over the long-term as a result of our quality of care, physician recruitment and service line expansion initiatives. In addition, in a number of our markets, the population growth of a key age category that demands more hospital services is near or exceeds the national average. We cannot determine when we will realize the benefits of our long-term strategies.

Implementation of Clinical Quality Initiatives

The integral component of responding to each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include the following:

•	review of the current CMS quality indicators;

•	mock Joint Commission surveys conducted by a third-party;

•	implementation of hourly nursing rounds;

•	alignment of hospital management incentive compensation with quality and satisfaction indicators;

•	feedback from our LPLGs, NPLG, and PAG;

•	hospital board and medical staff oversight of patient safety and quality of care; and

•	investment in clinical technology.

Revenue/Volume Trends

Revenue for the year ended December 31, 2011, increased 4.2% to $683.9 million, compared to $656.2 million in the prior year. Our revenue depends upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

Revenue

The primary sources of our revenue before the provision for bad debts include various managed care payors, including managed Medicare and managed Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and patients themselves. We are typically paid less than our gross charges, regardless of the payor source, and report revenue before the provision for bad debts to reflect contractual adjustments and other allowances required by managed care providers and federal and state agencies.

Our Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program (“SHOPP”). On January 17, 2012, CMS approved the SHOPP program with an effective date of July 1, 2011. The legislation related to the SHOPP Program was signed into law by the Governor of Oklahoma on May 13, 2011, but subject to approval by CMS. The SHOPP program, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. We plan to use revenues from this assessment to maintain hospital reimbursement from the SoonerCare Medicaid program and secure additional matching Medicaid funds from the federal government. We did not record any revenue or expense associated with the period of July 1, 2011 through December 31, 2011 since CMS approval of the program did not occur until January 17, 2012. This approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles. SHOPP supplemental revenue related to July 1, 2011 through December 31, 2011 totaled $7.2 million, resulting in a net of $4.8 million of additional EBITDA, which will be recorded in the first quarter of 2012.

Admissions and adjusted admissions increased 1.6% and 3.3%, respectively, for the year ended December 31, 2011, compared to the prior year. On a same-facility basis, admissions decreased 0.9% and adjusted admissions increased 0.5%, each compared to the prior year.

On a same-facility basis, our inpatient volume has been pressured by inpatient surgeries which have declined by 3.8% for the year ended December 31, 2011, compared to the prior year. Also, our hospital volumes have been negatively impacted, in part, by an overall industry-wide decline in obstetric related services, the impact of continued high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures until their conditions become more acute, all resulting from the impact of the current economic environment. Even though our inpatient volume has declined slightly, we have experienced an increase in same-facility outpatient surgeries of 7.1% for the year ended December 31, 2011, compared to the prior year. We believe the increase in outpatient surgeries is due, in part, to our success in recruiting specialty physicians who perform a high number of outpatient procedures, the addition of a surgery center at one of our hospitals during the year, and the continuing industry shift from an inpatient hospital setting to a more outpatient focused healthcare environment.

We do believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to quality and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the years ended December 31, 2009, 2010 and 2011 (1):

	Year Ended December 31,
	2009	2010	2011(3)
Medicare(2)	36.3%	36.8%	39.3%
Medicaid(2)	9.9	11.8	12.6
Managed Care and other	39.6	35.0	38.0
Self-Pay	14.2	16.4	10.1

Total	100.0%	100.0%	100.0%

(1)	Table reflects percentage of revenue before the provision for bad debts.
(2)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(3)	The shift in payor mix for fiscal year 2011 is due primarily to the impact of our uninsured discount policy which went into effect January 1, 2011. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue before the provision for bad debts instead of an increase to the provision for bad debts, causing the change in payor mix for 2011.

Revenue per adjusted admission increased 0.9% for the year ended December 31, 2011, compared to the prior year. Same-facility revenue per adjusted admission increased 1.7% for the year ended December 31, 2011 compared to the prior year. While our revenue per adjusted admission continues to increase, we have experienced moderating rates of pricing growth resulting from the impact of high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis. As well, the impact of state budgetary issues on Medicaid funding has resulted in some rate cuts to providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue to work through budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.

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

Revenue and Revenue Deductions

We recognize revenue before the provision for bad debts during the period the healthcare services are provided based upon estimated amounts due from payors. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third-party payors. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our revenue before the provision for bad debts, we apply contractual adjustments to patient accounts at the time of billing using specific payor contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenue had been 1% higher for all insured accounts, our revenue before the provision for bad debts would have been reduced by approximately $22.9 million, $25.9 million and $28.4 million for the years ended December 31, 2009, 2010 and 2011, respectively. We derive most of our revenue before the provision for bad debts from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.

Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis, while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare and Medicaid, no individual payor represents more than 10% of our revenue.

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

Net adjustments for the final third-party settlements increased revenue and income from continuing operations before income taxes by $4.1 million and $0.8 million during the years ended December 31, 2009 and 2010, respectively, and decreased revenue and income from continuing operations by $0.2 million during the year ended December 31, 2011. Additionally, updated regulations and contract negotiations with payors occur frequently, which necessitates continual review of revenue estimation processes by management. Management believes that future adjustments to its current third-party settlement estimates will not materially impact our results of operations, cash flows or financial position.

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). We deduct charity care accounts from gross revenue when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. For the years ended December 31, 2009, 2010 and 2011, we estimate that our cost of care provided under our charity care programs were approximately $1.1 million, $2.8 million and $2.9 million, respectively.

Insurance Reserves

We are self-insured for substantially all of the medical expenses and benefits of our employees. Our reserve for employee medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation.

Given the nature of our operating environment, we are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we maintain insurance through Auriga in sufficient amounts for malpractice claims, subject to a self-insured retention per occurrence. Auriga has re-insurance for malpractice claims which cover additional amounts in the aggregate. Our reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in determining reserve estimates. Our reserve estimates are discounted to present value using a 2.0% discount rate.

We are also subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, we maintain insurance for individual workers’ compensation claims exceeding approximately $250,000 per occurrence and $5.0 million in the aggregate per year. Our hospital facility located in the State of Washington and our two facilities located in Oklahoma participate in state-specific programs rather than our established program. Our reserve for workers’ compensation is based upon an independent third-party actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions. Our reserve estimates are undiscounted and are revised on an annual basis. Our reserve for workers’ compensation claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon an actuarial calculation.

Our expense for professional and general liability claims and workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported (“IBNR”); the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of our self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability.

The following tables summarize our claims loss and claims payment information during the years ended December 31, 2009, 2010 and 2011 and our professional and general liability reserve balances (including the current portions of such reserves, but excluding amounts recoverable from Auriga and third-party insurers) as of December 31, 2010 and 2011.

	Year Ended December 31,
	2009	2010	2011
	(In millions)
Accrual for general and professional liability claims at January 1	$5.4	$9.7	$12.4
Expense (income) related to(1):
Current accident year	4.4	4.9	4.5
Prior accident years	0.9	(0.4)	(2.5)

Total incurred loss and loss expense	5.3	4.5	2.0

Paid claims and expenses related to:
Current accident year	0.1	0.2	0.2
Prior accident years	0.9	1.6	1.5

Total paid claims and expense	1.0	1.8	1.7

Accrual for general and professional liability claims at December 31	$9.7	$12.4	$12.7

(1)	Total expense, including premiums for insured coverage, was $8.4 million, $7.5 million and $5.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Our estimate of professional and general liability and workers compensation IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under GAAP, would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels:

	Professional and General Liability	Workers Compensation
	(In millions)
December 31, 2010 reserve:
As Reported	$12.4	$2.7
With 75% Confidence Level	13.8	2.8
With 90% Confidence Level	17.1	3.3

December 31, 2011 reserve:
As Reported	$12.7	$3.3
With 75% Confidence Level	14.6	3.6
With 90% Confidence Level	17.9	4.0

If our estimate of the number of unpaid days of employee health claims expense changed by five days, our employee health IBNR estimate would change by approximately $0.5 million.

Income Taxes

We believe that our income tax provisions are accurate and supportable, but certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. To reflect the possibility that all of our tax positions may not be sustained, we maintain tax reserves that are subject to adjustment as updated information becomes available or as circumstances change. We record the impact of tax reserve changes to our income tax provision in the period in which the additional information, including the progress of tax audits, is obtained.

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be verified objectively, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The factors used in this determination include the following:

•	cumulative losses in recent years;

•	income/losses expected in future years;

•	unsettled circumstances that, if favorably resolved, would adversely affect future operations;

•	availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

•	carryforward period associated with the deferred tax assets and liabilities; and

•	prudent and feasible tax planning strategies.

In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Effective January 1, 2009, we adopted the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding income tax uncertainties. No tax adjustment was required upon adoption of this authoritative guidance. Under these provisions, we elected to classify interest paid on an underpayment of income taxes and related penalties as a component of income tax expense.

Long-Lived Assets and Goodwill

Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of FASB authoritative guidance regarding the impairment or disposal of long-lived assets. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. Our business comprises a single operating reporting unit for impairment of long-lived assets. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Given the relatively few number of hospitals we own and the significant amounts of long-lived assets attributable to those hospitals, an impairment of the long-lived assets could materially adversely impact our operating results or financial position.

Goodwill also represents a significant portion of our total assets. We review goodwill for impairment annually at October 1 or more frequently if certain impairment indicators arise under the provisions of FASB authoritative guidance regarding goodwill and other intangible assets. Our business comprises a single operating unit for impairment of goodwill. We compare our carrying value of the consolidated net assets to the net present value of our estimated discounted future cash flows. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations.

We did not incur any impairment charges, other than with respect to discontinued operations, during the years ended December 31, 2009, 2010 or 2011.

Allowance for Doubtful Accounts and Provision for Doubtful Accounts

Our ability to collect the self-pay portion of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 79% and 75% of self-pay accounts receivable, net of contractual discounts, as of December 31, 2010 and December 31, 2011, respectively. Our additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. We write off accounts when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the primary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. We rely on certain analytical tools, including (i) historical trended cash collections compared to net revenue less bad debt; (ii) total bad debt expense, charity care deductions and uninsured discounts as a percentage of self pay revenue; (iii) net days in accounts receivable; and (iv) the allowance for doubtful accounts as a percentage of total self pay accounts receivable. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect our collection of accounts receivable, cash flows and results of operations. If our uninsured accounts receivable as of December 31, 2011 were 1% higher, our provision for doubtful accounts would have increased by $0.9 million.

Effective January 1, 2011, we adopted a uniform uninsured discount policy. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue in the determination of revenue before provision for bad debts. The amount billed to the patient is subject to our customary collection process and, to the extent not collected, becomes subject to our policy governing our bad debt provision. Prior to January 1, 2011, each of our hospitals utilized a market-specific uninsured discount policy and in each case at an amount less than 60%.

Also, during the year ended December 31, 2011, and retrospectively for all periods presented herein, we adopted Accounting Standards Update 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This update requires the presentation of revenue to be shown net of the provision for bad debts.

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three years ended December 31, 2009, 2010 and 2011.

	Year Ended December 31, 2009		Year Ended December 31, 2010		Year Ended December 31, 2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$719.8	114.7%	$771.5	117.6%	$762.1	111.4%
Provision for bad debts	(92.4)	(14.7)%	(115.3)	(17.6)%	(78.2)	(11.4)%

Revenue	627.4	100.0%	656.2	100.0%	683.9	100.0%
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.3, $0.3, and $0.8 respectively)	307.9	49.1%	319.9	48.8%	332.1	48.6%
Supplies	99.0	15.8%	108.3	16.5%	111.1	16.2%
Other operating expenses	131.6	21.0%	133.7	20.4%	155.2	22.7%
EHR incentive payments	—	—	—	—	(7.5)	(1.1)%
Depreciation and amortization	33.2	5.3%	32.5	4.9%	33.7	4.9%
Interest, net	48.5	7.7%	48.4	7.4%	51.1	7.5%
Management fee to related party	0.2	—	0.2	—	0.2	—
Loss on refinancing	—	—	20.8	3.2%	—	—

Total costs and expense	620.4	98.9%	663.8	101.2%	675.9	98.8%

Income (loss) from continuing operations before income taxes	7.0	1.1%	(7.6)	(1.2)%	8.0	1.2%
Income taxes	2.2	0.4%	3.2	0.5%	1.4	0.2%

Income (loss) from continuing operations	4.8	0.7%	(10.8)	(1.7)%	6.6	1.0%

Loss from discontinued operations, net of taxes	(2.3)	(0.4)%	(3.4)	(0.5)%	(19.9)	(2.9)%

Net income (loss)	$2.5	0.3%	$(14.2)	(2.2)%	$(13.3)	(1.9)%

Less: Net income attributable to noncontrolling interests	0.9	0.1%	1.5	0.2%	1.2	0.2%

Net income (loss) attributable to Capella Healthcare, Inc.	$1.6	0.2%	$(15.7)	(2.4)%	$(14.5)	(2.1)%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. Revenue for the year ended December 31, 2011 was $683.9 million, an increase of $27.7 million, or 4.2%, over the year ended December 31, 2010. The increase in revenue, which includes the impact of the CCH acquisition effective July 1, 2011, is comprised of a 3.3% increase in adjusted admissions combined with a 0.9% increase in revenue per adjusted admission.

The decline in the provision for bad debts from the prior year is primarily due to the impact of the adoption of our uninsured discount policy which went into effect January 1, 2011. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue in the determination of revenue instead of an increase to the provision for bad debts. Since revenue is now shown net of the provision for bad debts, revenue is comparable for all periods.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2011 increased to $332.1 million, compared to $319.9 million for the year ended December 31, 2010. Salaries and benefits as a percentage of revenue decreased to 48.6% in 2011, compared to 48.8% in 2010. The decrease as a percentage of revenue is due primarily to improved operating efficiencies, particularly a reduction in the amount of contract labor utilized during the year.

Supplies. Supplies for the year ended December 31, 2011 increased to $111.1 million, compared to $108.3 million for the year ended December 31, 2010. Supplies as a percentage of revenue decreased to 16.2% during 2011 compared to 16.5% during 2010. The decrease in supplies expense as a percentage of revenue is due primarily to our success in implementing supply chain initiatives such as increased use of our group purchasing contract and pharmacy formulary management.

Other operating expenses. Other operating expenses for the year ended December 31, 2011 increased to $155.2 million, compared to $133.7 million for the year ended December 31, 2010. Other operating expenses as a percentage of revenue increased to 22.7 % in 2011 compared to 20.4 % in 2010. On a same-facility basis, other operating expenses as a percentage of revenue was 21.0% as of December 31, 2011, compared to 20.4% in the prior year. The increase in same-facility other operating expenses as a percentage of revenue is due to approximately $2.1 million in acquisition related expenses in the current year, as well as an increase in information technology expenses.

EHR incentive payments. EHR incentive payments represent those incentives under the HITECH Act for which the recognition criteria has been met. For the year ended December 31, 2011, we have recognized approximately $7.5 million of incentive reimbursements.

Interest, net. Net interest increased by $2.7 million during 2011. Interest on the 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) for the year ended December 31, 2011 was $46.3 million, compared to $23.5 million for the year ended December 31, 2010. Interest on borrowings under our previous bank credit facility totaled $20.0 million for the year ended December 31, 2010.

Income taxes. Our effective tax rate from continuing operations was approximately 17.7% during the year ended December 31, 2011 as compared to 42.1% during the year ended December 31, 2010. The change in the effective tax rate is driven by accounting guidance and limitations related to indefinite life deferred tax liabilities.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Revenue for the year ended December 31, 2010 was $656.2 million, an increase of $28.8 million, or 4.6%, over the year ended December 31, 2009. The increase in revenue reflects (i) an increase in the average acuity of our services provided, as evidenced by an increase of 3.1% in our Medicare case mix index to 1.35 as compared to 1.31 in the prior year; (ii) favorable managed care contract pricing negotiations; (iii) Medicare hospital market basket increase; (iv) an average price increase of approximately 6% in each of October 2009 and May 2010; and (v) an approximately $7.1 million increase in revenue from a provider tax program in a number of the states in which we operate.

Admissions for the year ended December 31, 2010 increased by 134 to 50,862, an increase of 0.3%, and adjusted admissions increased by 2,618 to 104,023. The increase in admissions was due primarily to strength in behavioral and surgical volumes and cardiovascular services, as partially offset by decreases in volumes in the areas of respiratory, circulatory and births. Our admissions and adjusted admissions growth was negatively impacted by ice storms during the month of January 2010 in Oklahoma, Arkansas, Missouri and to a lesser extent, Middle Tennessee.

The provision for bad debts for the year ended December 31, 2010 increased to $115.3 million, or 24.8% from $92.4 million for the year ended December 31, 2009. This increase was primarily attributable to (i) reclassification of certain patient accounts receivable caused by the conversion of two of our facilities to patient accounting services provided by an affiliate of HCA; (ii) an increase in our self-pay revenue, and (iii) certain price increases.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2010 increased to $319.9 million, compared to $307.9 million for the year ended December 31, 2009. Salaries and benefits as a percentage of revenue decreased to 48.8% in 2010 from 49.1% in 2009. This ratio was affected positively by improved operating efficiencies and a decrease in employee medical claim costs of $0.7 million. This ratio was affected negatively by the increase in the number of our employed physicians. The number of employed physicians increased from 129 at December 31, 2009 to 152 at December 31, 2010.

Supplies. Supplies for the year ended December 31, 2010 increased to $108.3 million, compared to $99.0 million for the year ended December 31, 2009. Supplies as a percentage of revenue increased to 16.5% during 2010 compared to 15.8% during 2009. Although the acuity of our services provided increased during 2010 compared to 2009, we were successful in limiting the ratio of supplies to net revenue by further implementing supply chain initiatives such as increased use of our group purchasing contract and pharmacy formulary management.

Other operating expenses. Other operating expenses for the year ended December 31, 2010 increased to $133.7 million, compared to $131.6 million for the year ended December 31, 2009. Other operating expenses as a percentage of revenue decreased to 20.4% in 2010 compared to 21.0% in 2009. This ratio was affected positively by a decrease in insurance expense of approximately $2.6 million as a result of favorable experience for our general and professional liability insurance programs in 2010 as determined by our independent actuary. This ratio was affected negatively by an increase of approximately $2.0 million in provider taxes from a provider tax program in three of the states in which we operate. Provider taxes totaled $0.7 million for the year ended December 31, 2009 compared to $2.7 million for the year ended December 31, 2010.

Interest, net. Net interest decreased by $0.1 million during 2010. For the year ended December 31, 2010, the mark-to-market adjustments on our interest rate hedges represented income of $0.2 million as compared to income of $1.7 million for the same period of the prior year. Interest on the 9 1/4% Notes for the year ended December 31, 2010 was $23.2 million. Interest on borrowings under our previous bank credit facility totaled $20.0 million for the year ended December 31, 2010 compared to $41.2 million for the same period last year. The interest expense recorded on the swap instruments decreased to $0.9 million for the year ended December 31, 2010 compared to $5.1 million for the same period last year because of the termination of the majority of our swap instruments in December 2009.

Loss on refinancing. In connection with the issuance of the $500 million 9 1/4% Notes in June 2010 (which were subsequently exchanged on September 30, 2011 for registered 9 1/4% Notes), we terminated our existing bank credit facility and expensed approximately $20.8 million in deferred loan costs and prepayment penalties on the existing bank credit facility.

Income taxes. Our effective tax rate from continuing operations was approximately 42.1% during the year ended December 31, 2010 as compared to 31.4% during the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the years ended December 30, 2010 and 2011.

	Year Ended December 31,
	2010	2011
	(In millions)
Cash provided by operating activities	$65.9	$43.0
Cash used in investing activities	(23.8)	(49.6)
Cash provided by (used in) financing activities	(13.4)	0.7

Operating Activities

Operating cash flows decreased $22.9 million for the year ended December 31, 2011, compared to the prior year. The decrease in operating cash flows is due primarily to the timing of interest payments for the year ended December 31, 2011 compared to the prior year. Interest paid in 2010 totaled $21.2 million, compared to $47.2 million in 2011.

At December 31, 2011, we had working capital, excluding assets held for sale, of $109.9 million, including cash and cash equivalents of $42.4 million, compared to working capital at December 31, 2010 of $119.2 million, including cash and cash equivalents of $48.3 million.

Investing Activities

Cash used in investing activities increased from $23.8 million for the year ended December 31, 2010 to $49.6 million for the year ended December 31, 2011. In connection with our purchase of a 60% interest in CCH and our purchase of Great Plains ASC, we paid $34.1 million from available cash on hand. Capital expenditures for the year ended December 31, 2010 were $23.9 million as compared to $31.9 million for the year ended December 31, 2011. During the year ended December 31, 2011, we spent approximately $5.6 million on information technology, $18.6 million on growth capital, with the remainder on routine capital. We also received proceeds on the divestiture of Parkway Medical Center of $20.5 million during the year ended December 31, 2011.

Financing Activities

Cash flows used in financing activities was $13.4 million for the year ended December 31, 2010, compared to cash provided of $0.7 million for the year ended December 31, 2011. The prior year included net proceeds from the issuance of the 9 1/4% Notes of approximately $9.2 million, as offset by the payment of debt issuance costs of approximately $21.7 million. As of December 31, 2010 and December 31, 2011, we had outstanding $500.0 million in aggregate indebtedness.

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

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2010 and 2011, we were in compliance with all debt covenants that were subject to testing at such dates.

Capital Resources

We expect that cash on hand, cash generated from our operations and cash expected to be available to us under the 2010 Revolving Facility will be sufficient to meet our working capital needs and planned capital expenditure programs for the next 12 months and into the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under the 2010 Revolving Facility will be available to enable us to meet these requirements.

We had $48.3 million and $42.4 million of cash and cash equivalents as of December 31, 2010 and December 31, 2011, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may draw upon cash on hand, amounts available under our revolving credit facility or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. We may be unable to raise additional equity proceeds from the investment funds affiliated with GTCR, which are our principal investors, or other investors should we need to obtain cash for any of these purposes. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

As market conditions warrant, we and our major equity holders, including GTCR, may from time-to-time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise.

Obligations and Commitments

The following table reflects a summary of obligations and commitments outstanding with payment dates as of December 31, 2011 (in millions):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Contractual Cash Obligations:
Long-term debt (1)	$46.9	$93.8	$93.8	$546.9	$781.4
Operating leases (2)	7.6	12.9	6.4	4.2	31.1
Estimated self-insurance liabilities (3)	7.1	7.4	2.9	1.9	19.3

Subtotal	$61.6	$114.1	$103.1	$553.0	$831.8

Other Commitments:
Construction and capital improvements (4)	$25.2	$7.4	$—	$—	$32.6
Letters of credit (5)	4.5	—	—	—	4.5
Physician commitments (6)	1.4	—	—	—	1.4
Information technology commitments (7)	7.5	15.0	15.6	8.1	46.2

Subtotal	$38.6	$22.4	$15.6	$8.1	$84.7

Total obligations and commitments	$100.2	$136.5	$118.7	$561.1	$916.5

(1)	Includes both principal and interest portions of outstanding debt.
(2)	These obligations are not reflected in our consolidated balance sheets.
(3)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.
(4)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets.
(5)	Amounts relate to instances in which we have letters of credit outstanding with the third party administrators of our self-insured workers’ compensation program.
(6)	Includes physician guarantee liabilities recognized on our consolidated balance sheets under FASB provisions regarding minimum revenue guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.
(7)	An affiliate of HCA and another third-party vendor provide various information systems services, including but not limited to, financial, clinical, revenue cycle management, patient accounting and network information services, under contracts that expire beginning 2017. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase to our hospitals that is capped by the consumer price index increase.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2011, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2011.

Item 9A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us (including our consolidated subsidiaries) in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly reporting companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below presents information with respect to the members of Capella’s Board of Directors and executive officers and their ages as of December 31, 2011.

Name	Age	Position
Daniel S. Slipkovich	54	Chief Executive Officer, President and Director
D. Andrew Slusser	52	Senior Vice President of Acquisitions and Development
Denise W. Warren	50	Senior Vice President, Chief Financial Officer and Treasurer
Michael A. Wiechart	46	Senior Vice President and Chief Operating Officer
Neil W. Kunkel	47	Senior Vice President, General Counsel and Secretary
Erik Swensson, MD	58	Senior Vice President and Chief Medical Officer
Steven R. Brumfield	48	Vice President and Controller
Mark B. Medley	46	President, Hospital Operations
J. Thomas Anderson	58	Vice-Chair and Co-Founder and Director
Joseph P. Nolan	47	Director
David S. Katz	46	Director
Robert Z. Hensley	54	Director

Daniel S. Slipkovich has been the Chief Executive Officer and a director of Capella since May 2005 and President of Capella since August 2011. Mr. Slipkovich has managed hospitals in over 20 states through a career that has included investor relations, market strategies, physician recruitment and integration, clinical and operational management, joint venture structuring, information systems development, revenue cycle, HIPAA, ethics and compliance programs. From February 2004 until April 2005, Mr. Slipkovich served as the President and Chief Operating Officer of Province Healthcare, an operator of non-urban acute care hospitals, responsible for broad-based corporate activities as well as all hospital operations through three operating divisions with $900 million in revenue. Prior to that, Mr. Slipkovich worked for HCA and spin-off companies, HealthTrust Purchasing Group (“HealthTrust”) and LifePoint from 1983 to 2003. He previously served in hospital CFO positions and served in several Division Vice President positions and as Group Vice President for HCA in Florida responsible for hospital and ancillary operations with revenue of $5 billion. He was promoted to Senior Vice President for HCA corporate, where he was responsible for the divestiture of 24 hospitals in the spin-off of LifePoint. In addition, Mr. Slipkovich serves on the board of directors of the Federation of American Hospitals and, in 2009, was named to Modern Healthcare’s list of Top 100 Most Powerful People in Healthcare. Mr. Slipkovich is a certified public accountant. Mr. Slipkovich earned an Accounting degree from West Virginia University and attended graduate school at the University of Miami and Virginia Tech.

D. Andrew Slusser has been the Senior Vice President of Acquisitions and Development of Capella since the formation of Capella in April 2005. From April 1999 to April 2005, Mr. Slusser was the Vice President of Acquisitions and Development for Province Healthcare, responsible for all activities to develop and complete the acquisition of hospitals, including market identification, proposal presentation, negotiation of terms and conditions, pro forma financial statements and management of due diligence. Prior to that, Mr. Slusser was a founding officer and the Senior Vice President and Chief Financial Officer of Arcon Healthcare Inc., a provider of comprehensive ambulatory care services. He has also held Chief Financial Officer positions with HealthTrust and HCA, the latter including Western Group Chief Financial Officer with responsibility for 45 U.S. hospitals, five European hospitals and 125 surgical centers across the United States. Mr. Slusser is a certified public accountant (inactive). Mr. Slusser earned a Bachelor of Business Administration in Accounting from the University of Texas.

Denise W. Warren has been the Senior Vice President, Chief Financial Officer and Treasurer of Capella since October 2005 and has more than 25 years of financial experience. In 2011, Ms. Warren was named by Nashville Medical News as a “Woman to Watch.” In 2010, Ms. Warren was named as a “Woman of Influence in Tennessee” by the Nashville Business Journal. In 2009, Ms. Warren was named CFO of the Year for large private companies in Tennessee by the Nashville Business Journal. From 2001 to 2005, Ms. Warren served as a Senior Equity Analyst and former Research Director for Avondale Partners LLC (“Avondale”). Prior to her time at Avondale, from 2000 to 2001, Ms. Warren served as Senior Vice President and Chief Financial Officer for Gaylord Entertainment Company, a leading hospitality and entertainment organization (“Gaylord”). While at Gaylord, she was selected as Financial

Executive of the Year by The Institute of Management Accountants. Prior to that, from 1996 to 2000, Ms. Warren worked in the New York office of Merrill Lynch & Co. as a Director and Senior Equity Analyst. Ms. Warren currently serves as a member of the Board of Governors of the Federation of American Hospitals, an investor-owned hospital industry group based in Washington, D.C. Ms. Warren earned a Bachelor of Science degree in Economics from Southern Methodist University where she graduated Phi Beta Kappa, summa cum laude. Ms. Warren also earned a Master of Business Administration from Harvard University.

Michael A. Wiechart has been the Senior Vice President and Chief Operating Officer of Capella since May 2009. From February 2004 to May 2009, Mr. Wiechart served as a Group President and Division President of LifePoint. Prior to that, Mr. Wiechart served as a Division Chief Financial Officer of the LifePoint from May 1999 until February 2004. Prior to that time, Mr. Wiechart served as vice president/operations controller of Province Healthcare and in various financial positions with HCA. Mr. Wiechart earned a Bachelor of Science degree in Accounting from the University of Kentucky. Mr. Wiechart also earned a Lean Healthcare certification from the University of Tennessee at Knoxville.

Neil W. Kunkel has been the Senior Vice President, General Counsel and Secretary of Capella since October 2011. Before joining Capella, he was Vice-President and Associate General Counsel for LifePoint Hospitals, which he joined in 1998 prior to its spin-off from HCA in 1999. Prior to that time, Mr. Kunkel served first as Group Operations Counsel and then as Managing Counsel for HCA. A member of the Board of Governors of the Federation of American Hospitals, Neil has served as Chair and Vice-Chair of the Legal and Operations Policy Committee. He is currently serving as Chair of the Health Facilities Interest Group of the American Bar Association’s Health Law Section. He is a member of the American Health Lawyers Association and a member of both the Tennessee and Kentucky Bar Associations. A graduate of Wake Forest University, Mr. Kunkel earned his law degree from the University of Louisville Law School, where he was a member of the Brandeis Honor Society.

Erik Swensson, M.D. has been the Senior Vice President and Chief Medical Officer of Capella since January 2011. Dr. Swensson is a vascular and general surgeon that has been practicing medicine for over 25 years. Dr. Swensson has been on the medical staff of Willamette Valley Medical Center in McMinnville, Oregon since 1998. During this time, he served in a variety of leadership positions for the hospital as well as the community, including Chief of Staff in 2007. Dr. Swensson was the first president of Willamette Valley Cancer Foundation, a non-profit organization that provides support for low-income cancer patients, and continues to serve on the foundation’s board. Additionally, since the formation of our National Physician Leadership Group in 2010, Dr. Swenson has served as National Chair. Dr. Swensson earned his medical degree from Washington University in St. Louis, MO, in 1979 with honors. He then completed his general surgery internship and residency with Medical College of Virginia in Richmond, where he was selected as Chief Surgical Resident. Dr. Swensson also completed a vascular surgery fellowship at St. Louis University in 1985. He has earned board certification in general surgery and vascular surgery from the American Board of Surgery, as well as completed extensive education and training in wound care and hyperbaric oxygen therapy.

Steven R. Brumfield has been the Vice President and Controller of Capella since August 2005. From December 2003 to April 2005, Mr. Brumfield was the Vice President and Controller for Province Healthcare, during which time he was responsible for SEC reporting, accounting and internal control structure, accounting due diligence and external audit coordination. Prior to that, Mr. Brumfield served as Director of Financial Audit for LifePoint from January 2002 until December 2003 and as Vice President and Controller of Netcare Health Systems, Inc. from 1996 until 2001. Mr. Brumfield also served from 1987 until 1996 with the Nashville office of Ernst & Young, LLP. Mr. Brumfield earned a Bachelor of Business Administration in Accounting from Austin Peay State University. Mr. Brumfield is a certified public accountant (inactive).

Mark B. Medley has been President, Hospital Operations of Capella since 2008. Before joining Capella, he was a Division CFO, as well as a hospital CEO and CFO for Lifepoint Hospitals for nine years. Prior to that, he served as a hospital CFO for two HCA hospitals. Throughout his healthcare career, Mark has worked directly with over 30 hospitals in 15 states. Prior to beginning his career in healthcare, Mark was a store manager for a leading national retail grocery operator and served on active duty with the U.S. Air Force. Mark earned a master’s in business administration and a bachelor’s in accounting from Tennessee Technological University. He is a Fellow in the American College of Healthcare Executives and is a Certified Public Accountant (inactive). Mark is currently serving on the Tennessee Hospital Association (“THA”) Board of Directors, representing the THA Council on Government Affairs.

J. Thomas Anderson has been the Vice-Chair and Co-Founder of Capella since September 2010 and served as our President and a director from May 2005 to September 2010. From 1998 until 2005, Mr. Anderson served as the Senior Vice President of Acquisitions and Development for Province Healthcare during which time he developed growth strategies, managed the development of Province Healthcare’s national market presence and closed transactions to acquire 18 hospitals representing $900 million in annual net revenue. Prior to that, from 1992 to 1998, Mr. Anderson served as Vice President and Group Director for CHS, where he was responsible for the operations of 14 facilities in six states as well as new business development for CHS including the assimilation of 17 facilities when CHS acquired Hallmark Health Systems, Inc., a community-based nonprofit hospital operator in northern Boston. Mr. Anderson was previously the Chief Executive Officer and Chief Financial Officer of several community hospitals, including the Chief Financial Officer/Associate Administrator for Baptist Medical Center in Montgomery, Alabama and the Chief Executive Officer at Harton Regional Medical Center in Tullahoma, Tennessee. Mr. Anderson is a certified public accountant and began his career with HCA in accounting and internal audit. Mr. Anderson earned a Bachelor of Science degree in Accounting from Tennessee Technological University and a Master of Business Administration from Auburn University at Montgomery.

Joseph P. Nolan has been a director of Capella since May 2005. Mr. Nolan joined GTCR in 1994 and became a principal in 1996. Mr. Nolan was previously on the board of Province Healthcare, and several private GTCR portfolio companies including Devicor Holdings, a manufacturer of medical devices. Mr. Nolan earned a Bachelor of Science degree in Accountancy from the University of Illinois where he graduated with high honors. Mr. Nolan earned a Master in Business Administration from the University of Chicago.

David S. Katz has been a director of Capella since December 2006. Mr. Katz joined GTCR as a principal in 2006. Prior to joining GTCR, Mr. Katz served as a managing director of Frontenac Company, where he worked for 12 years. He also previously served as an associate of the Clipper Group and a consultant at the Boston Consulting Group. Mr. Katz also serves as a director of, ATI Physical Therapy, Curo Health Services and Universal American and previously served as a director of Gevity HR and numerous other privately held companies. Mr. Katz graduated cum laude with a Bachelor of Arts in political science from Yale University and earned a Masters in Business Administration, with distinction, from Harvard University.

Robert Z. Hensley has been a director of Capella since January 2009. From July 2002 to September 2003, Mr. Hensley was an audit partner at Ernst & Young, LLP in Nashville, Tennessee. Prior to that, he served as an audit partner at Arthur Andersen LLP in Nashville, Tennessee from 1990 to 2002, and was managing partner of the Nashville, Tennessee office of Arthur Andersen LLP from 1997 to July 2002. Mr. Hensley is the founder and an owner of two real estate and rental property development companies, each of which is located in Destin, Florida. He also serves on the board of directors of Advocat, Inc., a publically traded provider of long-term care services to nursing home patients and residents of assisted living facilities and Spheris Holding III, Inc. (a successor to Spheris, Inc.), formerly a provider of medical transcription technology and services. From 2006 to 2010, Mr. Hensley also served as a director of COMSYS IT Partners, Inc., an information technology services company and Spheris, Inc., a provider of medical transcription technology and services. Since 2008, Mr. Hensley has served as a senior advisor to the healthcare and transaction advisory services groups of Alvarez and Marsal, LLC, a professional services company. Mr. Hensley holds a M.A. in Accountancy and a Bachelor of Science in Accounting from the University of Tennessee. Mr. Hensley is a certified public accountant.

Board of Directors and Board Committees

Capella’s Board of Directors consists of five members, two of whom are designated by GTCR, one of whom is designated by a majority of our investors, one of whom is Capella’s Chief Executive Officer and one of whom is the Vice-Chair and Co-Founder (who formerly was Capella’s President and by agreement continues to serve on the Board of Directors). The Board of Directors currently has two standing committees: the Audit Committee and the Compensation Committee. Each of the directors designated by GTCR has the right to serve on all standing committees of the Board of Directors.

Name of Director	Audit Committee	Compensation Committee
J. Thomas Anderson	—	—
Robert Z. Hensley (1)	X	X
David S. Katz	X	X
Joseph P. Nolan	X	X
Daniel S. Slipkovich(2)	—	—

(1)	Mr. Hensley is designated as the audit committee’s financial expert.
(2)	Indicates management director.

Risk Oversight

We maintain a comprehensive, company-wide Ethics & Compliance program to address healthcare regulatory and other compliance requirements. This Ethics & Compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees and annual coding audits. The organizational structure of our Ethics & Compliance program includes oversight by the Board of Directors and a high-level Corporate Ethics & Compliance Committee (“CECC”). The Vice President of Ethics & Compliance reports jointly to the Chief Executive Officer and to the Board of Directors, serves as the Chief Compliance Officer and is charged with direct responsibility for the day-to-day oversight of our compliance program.

Code of Ethics

We have a Code of Conduct which is applicable to all of our directors, officers and employees (the “Code of Conduct”). The Code of Conduct is available on the “Ethics and Compliance Program” page of our website at www.capellahealth.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Capella is a wholly-owned subsidiary of Holdings. The same individuals serve on both Holding’s board of directors and Capella’s Board of Directors. The compensation of Capella’s Named Executive Officers is overseen and administered by the Board of Directors and the Compensation Committee of the Board of Directors, which is comprised of three non-management directors. The Compensation Committee operates without a charter. Additionally, as a privately-owned company with a relatively small board of directors, the entire Board of Directors historically has been involved in most compensation decisions. For purposes of this discussion, the Named Executive Officers, or NEOs, are the individuals included in the Summary Compensation Table shown below.

Our NEO compensation policies are designed to complement and contribute to the achievement of our business objectives. The Compensation Committee’s general philosophy is that NEO compensation should:

•	attract, retain, motivate and reward individuals of the highest quality in the industry with the experience, skills and integrity necessary to promote our success;

•	be competitive within our industry and community and responsive to the needs of our NEOs;

•	provide incentive opportunities that will motivate NEOs to achieve our long-term objectives;

•	link compensation paid to NEOs to corporate and individual performance; and

•	comply with all applicable laws, and be appropriate in light of reasonable and sensible standards of good corporate governance.

In 2011, Capella’s Human Resources Department engaged Sullivan, Cotter and Associates, Inc. (“Sullivan Cotter”) to prepare a market data analysis of total cash compensation paid to NEOs and other executive officers of certain peer group companies and to provide Capella with recommendations for a long-term incentive plan for both NEOs and other corporate employees with management functions. Sullivan Cotter’s market data analysis is not used for benchmarking but, as discussed below, is used to assist Capella’s Chief Executive Officer, Compensation Committee and Board of Directors in obtaining a general understanding of current base salary levels in comparable executive positions of the peer group companies.

Capella’s Human Resources Department determined that the following companies constituted a relevant group for purposes of comparing compensation data: Emeritus Corporation, Health Management Associates, Inc., HealthSouth Corporation, Iasis Healthcare LLC, LifePoint Hospitals, Inc., Magellan Health Services, Inc., MedCath Corporation, Pediatrix Medical Group Inc., RehabCare Group, Inc., Res-Care, Inc., United Surgical Partners International, Inc. and Vanguard Health Systems, Inc.

Compensation Process

During our fiscal year ended December 31, 2011, the Compensation Committee and the Board of Directors retained the services of Sullivan Cotter to prepare a market data analysis of compensation paid to certain peer group companies. Generally, the Compensation Committee relies on Capella’s Chief Executive Officer, Mr. Slipkovich, as a member of the Board of Directors, to make compensation recommendations with respect to the other NEOs for consideration and approval by the Compensation Committee and the Board of Directors. Mr. Slipkovich does not make any recommendations regarding his own compensation, and any deliberations and decisions by the Board of Directors regarding compensation for Mr. Slipkovich take place without Mr. Slipkovich in attendance. Additionally, the Compensation Committee may delegate to the Chief Executive Officer the authority to make, within the framework of the Compensation Committee’s and the Board of Directors’ philosophy or objectives adopted from time to time, compensation decisions with respect to our non-NEO employees.

Components of Executive Compensation

In fiscal year 2011, the principal elements of the compensation for the NEOs were:

•	Base salaries;

•	Non-equity incentive compensation; and

•	Benefits and perquisites.

Each of these elements is discussed in further detail below.

The Compensation Committee and the Board of Directors may make discretionary bonuses to any or all of the NEOs outside of the non-equity incentive compensation plan. The Compensation Committee and the Board of Directors retain this flexibility because their evaluation of the performance of an NEO may lead them to determine that an NEO should receive additional compensation in a year regardless of whether the financial goal established under the non-equity incentive compensation plan is achieved. In 2011, Ms. Warren and Mr. Wiechart both received a discretionary bonus of $100,000 each. This bonus was granted to Ms. Warren and Mr. Wiechart in respect of the work performed related to completing the registration of the Company’s debt with the SEC.

Additionally, equity incentive compensation awards historically have not been granted as an element of NEO compensation. The board of directors of Holdings has adopted the Capella Holdings, Inc. 2006 Stock Option Plan (the “2006 Stock Option Plan”), which permits the board of directors of Holdings to issue stock options to our directors, executive officers and other key personnel, subject to the terms and conditions set forth in the 2006 Stock Option Plan and in each option award. Holdings has never issued stock options under the 2006 Stock Option Plan. Additionally, although Holdings previously has granted restricted share awards to certain of our employees, no restricted share awards have been granted to the NEOs.

Base Salaries

The initial base salary of each NEO, except for Mr. Medley, was established by each NEO’s employment agreement, see “Executive Compensation — Summary Compensation Table Employment Agreements.” Under each employment agreement, the NEOs base salary can be increased by the Board of Directors from time to time. Mr. Medley’s base salary for 2011 was determined by our Chief Executive Officer. The purpose of the base salary is to provide each NEO with a set amount of cash compensation that is not variable in nature and that is generally competitive with market practices. The base salary is established based on the scope of the executive’s responsibilities.

Base salaries of the NEOs are reviewed and adjusted by the Compensation Committee and the Board of Directors once per year based upon the recommendations of our Chief Executive Officer (except he makes no recommendation as to his own base salary). Our Chief Executive Officer bases his recommendations upon his assessment of each NEO’s performance, our overall budgetary guidelines and market data of the peer group companies compiled by Sullivan Cotter from a number of recognized surveys published by independent firms. In addition to the annual salary review, based upon the recommendations of our Chief Executive Officer, the Compensation Committee and the Board of Directors may also adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness in the market.

Non-Equity Incentive Compensation

Certain of our corporate-level employees, including the NEOs, are eligible for a cash incentive bonus under our non-equity incentive compensation plan. Non-equity incentive compensation is intended to motivate the NEOs to achieve pre-determined financial or other goals appropriate to each NEO’s area of responsibility set by our Chief Executive Officer, consistent with our overall business strategies. When determining the amount of non-equity incentive compensation to be paid to each NEO, the Compensation Committee and the Board of Directors reviews and considers the following information:

•	evaluations of each of the NEOs, as well as feedback from the Board of Directors, regarding each NEO’s performance;

•

the Chief Executive Officer’s review and evaluation of each of the other NEOs, addressing individual performance and the results of operations of the business areas and departments for which such executive had responsibility;

•	the financial performance of the Company, including achieving EBITDA goals established by the Chief Executive Officer and presented to and approved by the Board of Directors; and

•	total proposed compensation, as well as each element of proposed compensation, taking into account the recommendations of the Chief Executive Officer.

For 2011, the Board of Directors, based on the recommendation of the Chief Executive Officer, determined a potential cash incentive bonus amount for each of our eligible employees based on a specific percentage of each eligible employee’s base salary. For 2011, each of Messrs. Slipkovich and Slusser was eligible to earn a potential cash incentive bonus of 100% of his base salary, and each of Mr. Wiechart and Ms. Warren was eligible to earn a potential cash incentive bonus of 75% of his or her base salary. Mr. Medley was eligible to earn a potential cash incentive bonus of 50% of his base salary. Under the non-equity incentive compensation plan, each eligible employee can earn up to 100% of his or her pre-established cash incentive bonus amount if certain performance goals are achieved. For 2011, Capella’s Chief Executive Officer established an adjusted EBITDA target of $96.8 million under the plan (the “2011 Target”), which target was presented to and approved by the Board of Directors. The Board of Directors determined that, if Capella’s adjusted EBITDA for 2011 exceeded the 2011 Target, the amount of any such excess earnings could be distributed, in the discretion of the Board of Directors, pro rata as a cash incentive bonus to each of the eligible employees, up to the aggregate amount of the entire cash incentive bonus pool. Under the non-equity incentive compensation plan, cash incentive bonuses that are earned for achievement of pre-established performance goals are generally paid in the first four months of the year following the year during which such goals were achieved.

In 2011, Capella’s adjusted EBITDA was $95.9 million. Because this amount was less than the 2011 Target, none of our eligible employees, including the NEOs, received cash incentive bonuses under the non-equity incentive compensation plan. See page 41 within the section entitled “Item 6. Selected Financial Data” for a discussion and reconciliation of adjusted EBITDA.

Benefits and Perquisites

The NEOs generally receive only those benefits available to all of our employees. The NEOs are eligible to participate in Capella’s 401(k) plan and other employee recognition programs on the same basis as other employees. The 401(k) plan allows eligible employees to contribute up to 95% of annual compensation, subject to applicable limits imposed by the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the terms of the 401(k) plan, Capella can make a discretionary matching contribution and/or a discretionary supplemental contribution on behalf of each eligible employee. Capella offers all employees group life and disability insurance.

Additionally, certain members of management, including the NEOs, are eligible to participate in our non-qualified deferred compensation plan (the “Deferred Compensation Plan”). Pursuant to the Deferred Compensation Plan, the NEOs and other participants in the Deferred Compensation Plan may defer up to 100% of their annual base compensation and up to 100% of any annual cash bonus. In the discretion of the Board of Directors, the Company may make additional contributions to be credited to the account of any or all participants in the Deferred Compensation Plan. Any such discretionary contributions become vested based on a participant’s years of service according to the following schedule: less than 1 year, 0%; 1 year, 20%; 2 years, 40%; 3 years, 60%; 4 years, 80%; 5 years or more, 100%.

Capella does not provide perquisites to the NEOs, such car allowances, club memberships, financial planning or tax preparation assistance.

Impact of Tax and Accounting Rules

The forms of the NEO compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We take tax considerations into account, both to avoid tax disadvantages and to obtain tax advantages, where reasonably possible, consistent with our compensation goals (tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives). The severance arrangements are generally designed to avoid the application of “parachute” excise taxes under Section 280G of the Code by reducing the amount of severance payments and benefits to the degree necessary to avoid such excise taxes. Similarly, Capella has taken steps to structure and implement our executive compensation program in compliance with Section 409A of the Code.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by us and our subsidiaries for each of the last three years, as applicable, with respect to Capella’s Chief Executive Officer, Chief Financial Officer, and three other most highly compensated executive officers. (collectively, the “Named Executive Officers” or “NEOs”):

Name and Principal Position	Year	Salary	Bonus (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Daniel S. Slipkovich	2011	$533,000	$—	$—	$3,482	$536,482
Chief Executive Officer	2010	450,000	—	—	3,333	453,333
	2009	450,000	—	450,000	3,822	903,822

Denise W. Warren	2011	$393,546	$100,000	$—	$3,482	$497,028
Senior Vice President,	2010	358,750	—	—	2,901	$361,651
Chief Financial Officer and Treasurer	2009	350,000	—	262,500	3,390	615,890

D. Andrew Slusser	2011	$300,889	$—	$—	$3,482	$304,371
Senior Vice President of	2010	292,125	—	—	3,333	295,458
Acquisitions and Development	2009	285,000	—	285,000	3,822	573,822

Michael A. Wiechart (1)	2011	$405,917	$100,000	$—	$3,050	$508,967
Senior Vice President	2010	384,375	—	—	2,901	387,276
and Chief Operating Officer	2009	226,190	—	169,643	1,560	397,393

Mark B. Medley (2)	2011	$308,747	$—	$—	$3,050	$311,797
Division President

(1)	Mr. Wiechart joined the Company on May 26, 2009 as our Senior Vice President and Chief Operating Officer. Mr. Wiechart’s salary for 2009 reflects compensation earned by Mr. Wiechart from May 26, 2009 through December 31, 2009.
(2)	Mr. Medley was designated as an executive officer of the Company in 2011.
(3)	Reflects discretionary bonuses awarded by the Compensation Committee and the Board of Directors. No such bonuses were awarded for 2009 and 2010. In 2011, Ms. Warren and Mr. Wiechart both received a discretionary bonus of $100,000 each. This bonus was granted to Ms. Warren and Mr. Wiechart in respect of the work performed related to completing the registration of the Company’s debt with the SEC.
(4)	Reflects cash awards earned under our non-equity incentive compensation plan.

(5)	Details of the amounts included in “All Other Compensation” for 2011 are as follows:

	Group Term Life	Long-Term Disability	Total
Daniel S. Slipkovich	$1,242	$2,240	$3,482
Denise W. Warren	1,242	2,240	3,482
D. Andrew Slusser	1,242	2,240	3,482
Michael A. Wiechart	810	2,240	3,050
Mark B. Medley	810	2,240	3,050

Employment Agreements with the NEOs

Capella has entered into an employment agreement with each of the NEOs except for Mr. Medley. Each of the employment agreements has substantially similar terms. The employment agreements establish the initial base salary of the applicable NEOs. The base salaries are reviewed and adjusted by the Compensation Committee and the Board of Directors once per year. In addition to the annual salary review, based upon the recommendations of the Chief Executive Officer, the Compensation Committee and the Board of Directors may also adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness in the market. Additionally, the employment agreements establish the cash incentive bonus potential of each NEO under the non-equity compensation plan as a percentage of base salary. Each of Messrs. Slipkovich and Slusser are eligible to earn a potential cash incentive bonus under the non-equity compensation plan of 100% of his base salary, and each of Mr. Wiechart and Ms. Warren was eligible to earn a potential cash incentive bonus under the non-equity compensation plan of 75% of his or her base salary

Under the terms of each employment agreement, the NEO and Capella may terminate the employment agreement at any time with or without cause. Under certain circumstances, an NEO may receive severance payments. See the section below entitled “- Potential Termination and Change-in-Control Payments.” Each NEO has agreed that during employment and for a certain period thereafter, such NEO may not directly or indirectly, anywhere in the United States, own, manage, control, participate in, consult with, render services for, or in any manner engage in any competing business with our businesses. Each of Messrs. Slipkovich and Slusser and Ms. Warren agreed that such restriction shall continue for a one year period after the end of his or her respective employment for any reason. Mr. Wiechart agreed that, if he voluntarily terminates his employment without good reason or is terminated for cause, he is subject to such restriction for two years following the end of his employment. If Mr. Wiechart’s employment is terminated for any other reason, the restriction lasts for one year following the end of his employment.

Grant of Plan Based Awards at December 31, 2011

The following table provides information about non-equity incentive plan awards granted to the NEOs in 2011:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold	Target	Maximum
Daniel S. Slipkovich	—	$550,000	$550,000
Denise W. Warren	—	300,116	300,116
D. Andrew Slusser	—	302,357	302,357
Michael A. Wiechart	—	307,388	307,388
Mark B. Medley	—	100,000	100,000

(1)	Reflects cash bonus awards granted under our non-equity incentive compensation plan where receipt is contingent upon the achievement of a performance goal. The applicable performance goal was not achieved for 2011; therefore, no payments were made to the NEOs under the non-equity incentive compensation plan. For more information about our non-equity incentive compensation plan, please refer to the section above entitled “Compensation Discussion and Analysis — Components of Executive Compensation — Non-Equity Incentive Compensation.”

Potential Termination and Change-in-Control Payments

Capella has entered into employment agreements with each of the NEOs, except for Mr. Medley. We believe that post-termination severance payments allow NEOs to receive value in the event of certain terminations of employment that were beyond their control. The protections afforded by post-termination severance payments allow management to focus its attention and energy on making the best objective business decisions that are in our interest without allowing personal considerations to cloud the decision-making process.

The employment agreements contain certain severance arrangements that provide for severance payments in the following circumstances:

•

Messrs. Slipkovich and Slusser are terminated without Cause or as a result of a Disability or death or they resign for Good Reason, then they are entitled to receive their annual base salary for one year, and, upon termination without Cause or resignation for Good Reason, then are also entitled to cause Holdings to purchase of portion of their shares of Holdings common stock at fair market value as of the date such right is exercised;

•	Ms. Warren is terminated without Cause or as a result of Disability or death, she is entitled to receive her annual base salary for one year; and

•	Mr. Wiechart is terminated without Cause or as a result of Disability or death or he resigns for Good Reason, he is entitled to receive his annual base salary for two years.

“Cause” is defined in each NEO’s employment agreement to mean (i) the commission of, or entry of a plea of guilty or nolo contendere, to a felony or a crime involving moral turpitude or any act or any other act or omission involving dishonesty or fraud with respect to Holdings, Capella or any of their respective subsidiaries or any of their customers or suppliers or stockholders, (ii) reporting to work repeatedly under the influence of alcohol or reporting to work under the influence of illegal drugs, the use of illegal drugs (whether or not at the workplace) or other repeated conduct causing Holdings, Capella or any of their respective subsidiaries substantial public disgrace or disrepute or substantial economic harm which, if curable, is not cured within 15 days following written notice thereof to the NEO, (iii) substantial and repeated failure to perform duties of the office held by the NEO as reasonably directed by the Board of Directors which is not cured within 15 days following written notice thereof to the NEO, (iv) a breach of the NEO’s duty of loyalty to Holdings, Capella or any of their respective subsidiaries or affiliates or any act of fraud or material dishonesty with respect to Holdings, Capella or any of their respective subsidiaries or (v) any material breach of the employment agreement or any other agreement between the NEO and Holdings, Capella or any of their respective affiliates which is not cured within 15 days after written notice thereof to the NEO.

“Disability” is defined in each NEO employment agreement to mean the disability of an NEO caused by any physical or mental injury, illness or incapacity as a result of which the NEO is unable to effectively perform the essential functions of the NEO’s duties as determined by the Board of Directors in good faith.

“Good Reason” is defined in each NEO’s employment agreement to mean (a) any decision by the Board of Directors which results in the primary business of Holdings being a business other than acquiring or operating acute-care hospitals, (b) substantial detrimental change in the positions or responsibilities of the NEO without the consent of the NEO, (c) where the NEO’s benefits under the employee benefit or health or welfare plan or programs of Holdings are in the aggregate materially decreased, excluding reductions because of benefit plan changes applicable to employees generally, (d) the failure by Holdings to pay the NEO’s base salary or to provide for the NEO’s annual bonus if and when due, (e) the relocation of the NEO’s primary place of employment to a location which is more than 100 miles from the city limits of Nashville, Tennessee; provided, however, that any of the foregoing (a) through (e) may be cured or remedied by Holdings within 30 days after receiving notice thereof from the NEO.

The employment agreements do not provide any of the NEOs with cash severance upon a Sale of the Company, but any unvested common stock in Holdings acquired by an NEO in accordance with his or her employment agreement may become automatically vested, unless the Sale of the Company is a result of a Public Offering. A portion of common stock purchased by Messrs. Slipkovich and Anderson pursuant to their respective employment agreements remains unvested until immediately prior to a Sale of the Company or an initial Public Offering that would result in appreciation of the value of the unvested shares.

“Public Offering” is defined in each NEO’s employment agreement to mean the sale in an underwritten public offering registered under the Securities Act of equity securities of Holdings or a corporate successor to Holdings.

“Sale of the Company” is defined in each NEO’s employment agreement to mean any transaction or series of transactions pursuant to which any person or group of related persons other than GTCR in the aggregate acquire(s) (i) equity securities of Holdings possessing the voting power (other than voting rights accruing only in the event of a default, breach or event of noncompliance) to elect a majority of the board of directors of Holdings (whether by merger, consolidation, reorganization, combination, sale or transfer of Holding’s equity, stockholder or voting agreement, proxy, power of attorney or otherwise) or (ii) all or substantially all of Holding’s assets determined on a consolidated basis; provided that a Public Offering shall not constitute a Sale of the Company.

Mr. Medley currently is not entitled to receive any payments upon termination or change in control.

The amount of estimated compensation payable to each NEO entitled to benefits if any such event had occurred on December 31, 2011 is listed in the tables below:

Daniel S. Slipkovich

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause		Resignation for Good Reason		Change in Control		Death or Disability
Cash Payments	$550,000		$550,000		—		$550,000
Accelerated Vesting of Unvested Restricted Stock	—		—		$3,001,574	(2)	—
Put Right	2,846,174	(1)	2,846,174	(1)	—		—

(1)	Reflects the right to require Holdings to purchase (i) 299,171 shares of Holdings common stock based on a per share price of $3.80 per share, which was determined to be the fair market value of Holdings common stock as of December 31, 2010 by a third-party appraiser, and (ii) 1,709,324 shares of Holdings preferred stock at $1,000 per share. In May 2005, Mr. Slipkovich originally purchased the shares of common stock for fair market value and 1,172.749 share of preferred stock for $1,000 per share.
(2)	Reflects the accelerated vesting of 789,888 shares of Holdings common stock that remain unvested until certain terms are met upon a Sale of the Company or an initial Public Offering. The amount of compensation reflected in this column is based on a per share price of $3.80, which was determined to be the fair market value of Holdings common stock as of December 31, 2010 by a third-party appraiser. Mr. Slipkovich originally purchased these shares for fair market value in May 2005.

Denise W. Warren

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause	Resignation for Good Reason	Change in Control	Death or Disability
Cash Payments	$400,155	—	—	$400,155
Accelerated Vesting of Unvested Restricted Stock	—	—	—	—

D. Andrew Slusser

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause		Resignation for Good Reason		Change in Control	Death or Disability
Cash Payments	$302,357		$302,357		—	$302,357
Accelerated Vesting of Unvested Restricted Stock	—		—		—	—
Put Right	27,429	(1)	27,429	(1)	—	—

(1)	Reflects the right to require Holdings to purchase (i) 2,883 shares of Holdings common stock based on a per share price of $3.80, which was determined to be the fair market value of Holdings common stock as of December 31, 2010 by an third-party appraiser, and (ii) 16,474 shares of Holdings preferred stock at $1,000 per share. In May 2005, Mr. Slusser originally purchased the shares of common stock for fair market value and 11.302 shares of preferred stock for $1,000 per share.

Michael A. Wiechart

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause	Resignation for Good Reason	Change in Control	Death or Disability
Cash Payments	$819,700	$819,700	—	$819,700
Accelerated Vesting of Unvested Restricted Stock	—	—	$1,824,000(1)	—

(1)	Reflects the accelerated vesting of 480,000 shares of Holdings common stock that remain unvested until certain terms are met upon a Sale of the Company, except in the case of an initial Public Offering. The amount of compensation reflected in this column is based on a per share price of $3.80, which was determined to be the fair market value of Holdings common stock as of December 31, 2010 by an third-party appraiser. Mr. Wiechart originally purchased these shares for fair market value in May 2009.

Director Compensation for 2011

During the year ended December 31, 2011, none of our directors received compensation for their service as a member of the Board, except for Mr. Hensley as the only member of the Board that we believe would be considered “independent” based upon NYSE and NASDAQ listing standards. Mr. Anderson received other compensation from the Company pursuant the agreement described below. All of our directors are reimbursed for reasonable expenses incurred in connection with their services.

Name	Fees Earned or Paid in Cash	Stock Awards		All Other Compensation		Total
J. Thomas Anderson	$—	$—		$303,670	(2)	$303,670
Robert Z. Hensley	35,000	9,500	(1)	—		44,500

(1)	Reflects the grant date fair value for 2,500 shares of Holding’s common stock in July 2011.
(2)	Mr. Anderson served as Capella’s President and as a director from May 2005 to September 2010. In September 2010, Mr. Anderson executed an amendment to his employment agreement in connection with his transition from Capella’s President to the position of Vice-Chair and Co-Founder. As amended, Mr. Anderson’s employment term will end on September 1, 2013 unless sooner terminated in accordance with his amended employment agreement. Pursuant to the amended employment agreement, Mr. Anderson received a salary of $400,000 for the 12 month period beginning in September 2010. Mr. Anderson received nine months of this salary, or $299,997, during 2011. Mr. Anderson’s annual base salary is reduced to $100,000 annually thereafter. However, during the remaining term of his agreement, Mr. Anderson is eligible to earn an acquisition bonus of between 0% and 0.5% of the purchase or acquisition price of any transaction closed and consummated by Holdings, Capella or one of its subsidiaries. The amount of such bonus is subject to the discretion of the board of directors of Holdings, which will give consideration to factors such as input from the Chief Executive Officer and the amount of Mr. Anderson’s involvement in the such acquisition transaction. No such bonus was granted during 2011. Additionally, Mr. Anderson received group term life and long-term disability benefits totaling $3,673 during 2011.

Compensation Committee Interlocks and Insider Participation

Messrs. Hensley, Katz and Nolan served as members of our Compensation Committee throughout 2011. Although Messrs. Hensley, Katz and Nolan serve on the board of Holdings, none of them has at any time been an officer or employee of Capella, Holdings or any of their subsidiaries. Additionally, none of our executive officers has served as a member of another entity’s compensation committee, one of whose executive officers served on our Compensation Committee or was one of our directors. Members of our Compensation Committee have certain relationships with Capella and Holdings, as described in the section below entitled “Item 13. Certain Relationships and Related Transactions, Director Independence.”

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Robert Z. Hensley
David S. Katz Joseph P. Nolan

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of Capella’s capital stock is owned by our parent company, Holdings. The table below presents information with respect to the beneficial ownership of Holdings common stock and Holdings preferred stock as of February 29, 2012 by (a) any person or group who beneficially owns more than five percent of Holdings common stock or Holdings preferred stock, (b) each of Capella’s directors and Named Executive Officers and (c) all directors and executive officers of Capella as a group. The percentages provided in the table are based on 63,031,735 shares of Holdings common stock and 300,068.889 shares of Holdings preferred stock outstanding as of February 29, 2012.

Name of Beneficial Holder(1)	Shares of Common Stock Beneficially Owned(3)		Percentage of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned(3)		Percentage of Preferred Stock Beneficially Owned
GTCR(2)	50,000,000	(4)	79.3%	298,343.09	(6)	99.4%
Daniel S. Slipkovich	4,880,522	(5)	7.7	1,709.324		*
Denise W. Warren	799,247		1.3	—		—
D. Andrew Slusser	1,108,721		1.8	16.474		*
Michael A. Wiechart	480,000		*	—		—
J. Thomas Anderson	3,771,511		6.0	—		—
Joseph P. Nolan	—		—	—		—
David S. Katz	—		—	—		—
Robert Z. Hensley	15,000		*	—		—
Mark Medley	51,500		*	—		—
All directors and executive officers as a group (12 persons)	11,457,714		18.4	1,725.798		*

*	Less than one percent.
(1)	Each owner has agreed to vote their shares in accordance with the Stockholders Agreement. See “Certain Relationships and Related Transactions — Stockholders Agreement.”
(2)	The address of GTCR and Messrs. Nolan and Katz is 300 N. LaSalle Street, Suite 5600, Chicago, Illinois 60654.
(3)	Beneficial ownership includes voting or investment power with respect to securities and includes shares that an individual has a right to acquire within 60 days after February 29, 2012.
(4)	Includes 42,342,800, 7,431,200 and 226,000 shares owned by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., respectively. Messrs. Katz and Nolan are principals of GTCR and as such may be deemed to be a beneficial owner of these three funds. Messrs. Katz and Nolan disclaim beneficial ownership of such funds.
(5)	Includes 789,888 shares owned by Mr. Slipkovich with financial rights that do not vest until a sale of the Company or an initial public offering but for which Mr. Slipkovich currently has voting power.
(6)	Includes 252,653.636, 44,340.943 and 1,348.511 shares owned by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In accordance with its charter, the Audit Committee reviews and approves all material related party transactions. Prior to its approval of any material related party transaction, the Audit Committee will discuss the proposed transaction with management and our independent auditor. In addition, our Code of Conduct requires that all of our employees, including our executive officers, remain free of conflicts of interest in the performance of their responsibilities to the Company. An executive officer who wishes to enter into a transaction in which his or her interests may conflict with ours must first receive the approval of the Audit Committee.

Stock Purchase Agreement

In accordance with a Stock Purchase Agreement, dated May 4, 2005, as amended by Supplement No. 1 to the Stock Purchase Agreement, dated April, 2007 and Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated February 29, 2008 (collectively, the “Purchase Agreement”), Holdings authorized the issuance and sale to GTCR of 196,000.000 shares of Holdings Cumulative Redeemable Preferred Stock and 50,000,000 shares of Holdings common stock. At the initial closing, GTCR purchased 25,000,000 shares of Holdings common stock at a price of $0.08 per share for gross proceeds of $2,000,000. At such time, GTCR intended to provide up to $198,000,000 in equity financing to Holdings as the equity portion of the debt and equity financing necessary to fund the acquisition of acute care hospitals, in each case as approved by the Holdings Board of Directors and GTCR. Such additional equity financing would be provided through the purchase by GTCR of up to 25,000,000 shares of Holdings common stock at $0.08 per share and 196,000.000 shares of Holdings preferred stock at $1,000 per share (each such purchase, a “Subsequent Closing”). As of December 31, 2011, 50,000,000 shares of Holdings common stock and 205,541.741 shares of Holdings preferred stock have been purchased by GTCR in Subsequent Closings. This agreement called for the execution of employment agreements with senior management (see “Executive Compensation-Summary Compensation Table-Employment Agreements”), a Stockholders Agreement, a Registration Rights Agreement and a Professional Services Agreement. Pursuant to the Purchase Agreement, Holdings may not, among other things, without the prior written consent of the majority holders, pay any dividends or make distributions, make or permit any subsidiaries, including Capella, to make any loans or advances, or merge or consolidate with any person. Under the Purchase Agreement, Holdings agreed to pay certain expenses of GTCR, including fees and expenses incurred with respect to any amendments or waivers and stamp and other taxes in connection with the Purchase Agreement.

Stockholders Agreement

The Stockholders Agreement includes various provisions such as restrictions with respect to the designation of the board of directors of Holdings, sale of the stock, tag-along rights and rights of first refusal. Certain of the transfer restrictions expired on May 4, 2010. The tag-along rights allow all stockholders to participate in any potential sale of Holders stock by GTCR. The right of first refusal gives Holdings a right of first refusal on the same terms as a proposed transfer until the earliest of a public offering, the time of a public sale by a stockholder, the consummation of an approved sale, or the date on which such stock has been transferred under the right of first refusal. If the board of directors of Holdings and the holders of a majority of the Holdings common stock held by GTCR and its affiliates (the “Investor Majority”) approve a sale of Holdings, each holder of shares shall vote for the sale. If the sale is a (i) merger or consolidation, each holder waives all dissenter’s rights and appraisal rights, (ii) a sale of stock, each holder of shares shall agree to sell all of his shares or rights to acquire shares on the terms and conditions approved by the Holdings Board and the Investor Majority or (iii) sale of assets, each holder of shares shall vote such holder’s shares to approve such sale.

Registration Rights Agreement

In connection with the Purchase Agreement with GTCR, we entered into the Registration Rights Agreement, dated May 4, 2005. At any time, GTCR may request registration under the Securities Act of all or any portion of its registrable securities of Holdings. GTCR may request an unlimited number of both short-form and long-form registrations. Holdings must give prompt written notice of its intent to register any securities in order to allow for piggy-back registration rights of the holders of registrable securities. Whenever the holders of registrable securities have requested that any registrable securities be registered pursuant to the Registration Rights Agreement, Holdings must use its best efforts to effect the registration and the sale of such registrable securities in accordance with the intended method of disposition.

Professional Services Agreement

In connection with the Purchase Agreement, Capella and GTCR Golder Rauner II, L.L.C. entered into a Professional Services Agreement, dated May 4, 2005, as amended by that Amendment No. 1 to Professional Services Agreement, dated November 30, 2005, in order to provide financial and management consulting services to the Company. GTCR Golder Rauner II, L.L.C. agreed to consult on matters including, but not limited to, corporate strategy, budgeting of future corporate investments, acquisition and divestiture strategies and debt and equity financings in exchange for an annual fee of $100,000, which has been subsequently increased to $150,000 per the terms of the Professional Service Agreement. The Professional Services Agreement also provides that at the time of any debt financing prior to our initial public offering, Capella shall pay to GTCR Golder Rauner II, L.L.C. a placement fee in an amount mutually determined between us and GTCR Golder Rauner II, L.L.C., or its affiliate, provided that such placement fee shall not exceed one percent of the gross amount of such debt financing. The agreement will continue until GTCR and its affiliates no longer own at least 10% of the Holdings common stock and Holdings preferred stock issued under the Purchase Agreement. The Professional Services Agreement also calls for GTCR to be reimbursed by Capella for certain out of pocket expenses incurred in connection with the rendering of various services under this agreement.

Repayment of Indebtedness to Holdings

In connection with their employment with Capella, certain executive officers of Capella previously acquired shares of Holdings common stock by issuing promissory notes to Holdings as payment for such shares. Below is a discussion of the promissory notes issued by the executive officers, each of which, excluding Ms. Warren, was repaid in 2011 as described below.

Mr. Anderson

In February 2008, Mr. Anderson issued a promissory note to Holdings in the principal amount of $137,915 as payment for 137.915 shares of Holdings preferred stock issued by Holdings. In September 2010, in connection with an amendment to Mr. Anderson’s employment agreement with Holdings and Capella, the interest rate payable under the promissory note was amended to be the prime rate as of September 1, 2010 plus one percent per annum. Effective May 31, 2011, in consideration of a reduction of the full amount owed under such promissory note, Holdings redeemed 41,754 shares of Holding common stock owned by Mr. Anderson, which shares had a fair market value equal to the outstanding balance under the promissory note as of such date. Immediately prior to repayment of the promissory note, the aggregate outstanding balance under the promissory note was $158,664.50, of which $137,915 was outstanding principal. In addition, Holdings redeemed 7,032 shares of Holdings common stock from Mr. Anderson for cash in the amount of $26,721.60 to assist Mr. Anderson in the payment of taxes with respect to the redeemed shares.

Mr. Brumfield

In February 2006, pursuant to the terms of his employment agreement, Mr. Brumfield issued a promissory note to Holdings in the principal amount of $157,975 as payment for 315,950 shares of Holdings common stock issued by Holdings. The interest rate payable under the promissory note was equal to the prime rate as of February 17, 2006 plus one percent per annum. Effective May 31, 2011, in consideration of a reduction of the full amount owed under such promissory note, Holdings redeemed 56,429 shares of Holdings common stock owned by Mr. Brumfield, which shares had a fair market value equal to the outstanding balance under the promissory note as of such date. Immediately prior to repayment of the promissory note, the aggregate outstanding balance under the promissory note was $214,428.02, of which $157,975 was outstanding principal. In addition, Holdings redeemed 8,308 shares of Holdings common stock from Mr. Brumfield for cash in the amount of $31,570.40 to assist Mr. Brumfield in the payment of taxes with respect to the redeemed shares.

Mr. Wall

Howard T. Wall previously served as the Company’s Senior Vice President, General Counsel and Secretary until June 10, 2011. In November 2005, pursuant to the terms of his employment agreement, Mr. Wall paid cash and issued a promissory note to Holdings in the principal amount of $136,965 as payment for 473,930 shares of Holdings common stock issued by Holdings. The interest rate payable under the promissory note was equal to the prime rate as of November 7, 2005 plus one percent per annum. In May 2006, pursuant to the terms of an amendment to his employment agreement, Mr. Wall issued an additional promissory note to Holdings in the initial principal amount of $78,975 as payment for 157,950 shares of Holdings common stock issued by Holdings. The interest rate payable under the additional promissory note was equal to the prime rate as of May 12, 2006 plus one percent per annum. On June 10, 2011, in connection with his resignation as Senior Vice President, General Counsel and Secretary of Capella, Holdings redeemed 77,897 shares of Holdings common stock owned by Mr. Wall in consideration of a reduction of the full amount owed under both promissory notes, which shares had a fair market value equal to the aggregate outstanding balance under the promissory notes. Immediately prior to repayment of the promissory notes, the aggregate outstanding balance under the promissory notes was approximately $296,010, of which $215,940 was outstanding principal. For additional information, please refer to the section below entitled “—Departure Terms.”

Ms. Warren

In October 2005, pursuant to the terms of her employment agreement, Ms. Warren issued a promissory note to Holdings in the principal amount of $394,948 as payment for 789,896 shares of Holdings common stock issued by Holdings. In July 2008, Ms. Warren repaid her promissory note to Holdings by obtaining third-party financing. Effective May 31, 2011, Holdings redeemed 148,599 shares of Holdings common stock from Ms. Warren for cash in the amount of $564,676.20, which represented the fair market value of such shares as of such date and was equal to the principal amount of the promissory note issued to Holdings plus interest paid on the Holdings and third-party notes since inception plus an amount necessary to assist Ms. Warren in the payment of taxes with respect to the redeemed shares.

Mr. Wiechart

In November 2009, Mr. Wiechart issued a promissory note to Holdings in the initial principal amount of $1,590,000 as payment for 600,000 shares of common stock in Holdings. Mr. Wiechart was to repay $766,632 in principal, and the balance of $823,368 was scheduled to be forgiven over a three year period, provided that Mr. Wiechart continued employment with Capella, as a form of deferred compensation in connection with recruiting Mr. Wiechart to join Capella. In August 2011, Mr. Wiechart’s employment agreement was amended, effective May 31, 2011, to cancel the obligation to repay principal of $823,368 due on the note and to provide for liquidated damages of the same amount, subject to certain conditions, if Mr. Wiechart does not continue employment with Capella. In addition, effective May 31, 2011, Mr. Wiechart paid Holdings cash in the amount of $448,785.33 and Holdings redeemed 120,000 shares of Holdings common stock owned by Mr. Wiechart with a value of $456,000, each as payment by Mr. Wiechart of the aggregate balance of $904,785.33 of principal and interest due on the note.

Departure Terms

Effective June 10, 2011, Mr. Wall resigned as Capella’s Senior Vice President, General Counsel and Secretary pursuant to a letter agreement confirming the terms of his departure. Among other terms, the letter agreement provided for a mutual release between Mr. Wall and Capella, effected the repayment of Mr. Wall’s outstanding promissory notes to Holdings (see “—Repayment of Indebtedness to Holdings — Mr. Wall” above) and established the formula for the applicable per-share purchase price in the event that Holdings exercises its right to repurchase shares of Holdings common stock acquired by Mr. Wall in connection with his employment agreement.

Director Independence

Though not formally considered by the Board of Directors because our common stock is not currently listed or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange (“NYSE”) and NASDAQ, we do not believe that any of our directors other than Mr. Hensley would be considered

“independent” because of their relationships with us or GTCR, which holds significant interests in Holdings, which owns 100% of our outstanding stock. Accordingly, we do not believe that Messrs. Katz or Nolan, members of our Audit Committee and Compensation Committee, would meet the independence requirements of Rule 10A-1 of the Exchange Act, or the NYSE’s independence requirements. We do not have a nominating/corporate governance committee, or a committee that serves a similar purpose.

Item 14. Principal Accountant Fees and Services.

The table below provides information concerning fees for services rendered by Ernst & Young LLP during the last two fiscal years. The nature of the services provided in each such category is described following the table.

Description of Fees	Amount of Fees
	2010	2011
Audit Fees	$748,084	$1,004,939
Audit-Related Fees	62,171	237,000
Tax Fees	58,300	133,823

Total	$868,555	1,375,762

Audit Fees — These fees were primarily for professional services rendered by Ernst & Young LLP in connection with the audit of the Company’s consolidated annual financial statements, reviews of the interim condensed consolidated financial statements included in the Company’s exchange offer registration statement on Form S-4 and its quarterly report on Form 10-Q for the first three fiscal quarters of the fiscal years ended December 31, 2010 and 2011. The fees also include comfort letters and consents related to SEC filings.

Audit-Related Fees — These fees were primarily for services rendered by Ernst & Young LLP for transactional related services.

Tax Fees — These fees were for services rendered by Ernst & Young LLP for assistance with tax compliance regarding tax filings and also for other tax advice and consulting services.

Pre-approval of Services Performed by the Independent Registered Public Accounting Firm

The charter of the Audit Committee provides that the Audit Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it. For 2011, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

The Audit Committee considered and determined that the provision of non-audit services by Ernst & Young LLP during 2010 and 2011 was compatible with maintaining auditor independence. None of these services is of a type that is prohibited under the independent registered public accounting firm independence standards of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits:

(1) Consolidated Financial Statements:

See Item 8 in this report.

The consolidated financial statements required to be included in Part II, Item 8, Financial Statements and Supplementary Data, begin on Page F- 1 and are submitted as a separate section of this report.

(2) Consolidated Financial Statement Schedules:

All schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes in this report.

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Stock Purchase Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.2	Supplement No. 1 to the Stock Purchase Agreement, dated as of April , 2007, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.3	Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.4	Stockholders Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.5	Amendment No. 1 to the Stockholders Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.6	Registration Rights Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.7	Professional Services Agreement, dated as of May 4, 2005, between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.8	Amendment No. 1 to Professional Services Agreement between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc., dated as of November 30, 2005 (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.9	Loan and Security Agreement, dated June 28, 2010, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Guarantors, certain financial institutions as Lenders, Bank of America, N.A. as Agent and Collateral Agent, Citibank, N.A. as Syndication Agent, Barclays Bank PLC and General Electric Capital Corporation as Co-Documentation Agents and Bank of America Securities LLC and Citigroup Global Markets Inc. as Co-Lead Arrangers and Co-Book Managers (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.10	Form of Joinder to Loan and Security Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.11	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Daniel S. Slipkovich (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.12	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.13	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.14	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.15	Amendment No. 2 to Senior Management Agreement, dated as of September 1, 2010, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.16	Senior Management Agreement, dated May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and David Andrew Slusser (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.17	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., David Andrew Slusser and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.18	Senior Management Agreement, dated as of October 17, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Denise Wilder Warren (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.19	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.20	Senior Management Agreement, dated as of May 26, 2009, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Michael Wiechart (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.21	Form of Amendment No. 1 to Senior Management Agreement, dated as of August 24, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.22	Senior Management Agreement, dated November 7, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Howard T. Wall, III (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.23	Amendment No. 1 to Senior Management Agreement, dated May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Howard T. Wall, III (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.24	Confirmation of Departure Terms, effective June 10, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Howard T. Wall, III and RegionalCare Hospital Partners (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.25	Capella Holdings, Inc. 2006 Stock Option Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.26	Capella Holdings, Inc. Deferred Compensation Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.27	Computer and Data Processing Services Agreement, effective February 21, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.28	Amendment No. 001 to Computer and Data Processing Services Agreement, effective May 5, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.29	Lease Agreement, dated April 3, 2007, by and among Muskogee Medical Center Authority, d/b/a Muskogee Regional Medical Center , Muskogee Regional Medical Center, LLC, and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.30	Form of Redemption Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.31	Senior Management Agreement, dated September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil W. Kunkel (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 11, 2011) *

21.1	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management compensatory plan or arrangement.
**	Certain information has been omitted pursuant to a confidential treatment request filed with the SEC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Capella Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Capella Healthcare, Inc. (and subsidiaries), a wholly owned subsidiary of Capella Holdings, Inc., as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Healthcare, Inc. (and subsidiaries) at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 1 to the consolidated financial statements, the Company changed its presentation of net revenue and provision for doubtful accounts as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”.

As disclosed in Note 1 to the consolidated financial statements, the Company changed its presentation of workers’ compensation and professional and general liabilites as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2010-24, “Health Care Entities (Topic 954)—Presentation of Insurance Claims and Related Insurance Recoveries”.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 30, 2012

Capella Healthcare, Inc.

Consolidated Balance Sheets

(In millions, except for share amounts)

	December 31,
	2010	2011

Assets
Current assets:
Cash and cash equivalents	$48.3	$42.4
Accounts receivable, net of allowance for doubtful accounts of $123.1 and $86.6 at December 31, 2010 and 2011, respectively	115.6	112.5
Inventories	25.2	25.2
Prepaid expenses and other current assets	4.8	5.3
Other receivables	2.9	8.9
Assets held for sale	—	15.0
Deferred tax assets	3.5	1.7

Total current assets	200.3	211.0
Property and equipment:
Land	40.7	38.1
Buildings and improvements	373.7	359.1
Equipment	170.0	180.9
Construction in progress (estimated cost to complete and equip after December 31, 2011 is $32.6 million)	4.7	6.3

	589.1	584.4
Accumulated depreciation	(138.4)	(157.9)

	450.7	426.5
Goodwill	89.9	109.6
Intangible assets, net	9.1	7.7
Other assets, net	17.8	29.9

Total assets	$767.8	$784.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$22.4	$26.8
Salaries and benefits payable	22.3	21.9
Accrued interest	23.7	23.3
Other accrued liabilities	12.7	14.1

Total current liabilities	81.1	86.1
Long-term debt	494.1	495.1
Deferred income taxes	12.8	12.1
Other liabilities	12.1	26.5
Redeemable non-controlling interests	5.5	18.0
Due to parent	210.2	210.5
Stockholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2010 and 2011, respectively	—	—
Retained deficit	(48.0)	(63.6)

Total stockholder’s deficit	(48.0)	(63.6)

Total liabilities and stockholder’s deficit	$767.8	$784.7

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2009	2010	2011
Revenue before provision for bad debts	$719.8	$771.5	$762.1
Provision for bad debts	(92.4)	(115.3)	(78.2)

Revenue	627.4	656.2	683.9

Costs and expenses:
Salaries and benefits	307.9	319.9	332.1
Supplies	99.0	108.3	111.1
Purchased services	43.9	45.9	50.0
Acquisition-related expenses	—	—	2.1
Other operating expenses	87.7	87.8	103.1
EHR incentive payments	—	—	(7.5)
Loss on refinancing	—	20.8	—
Management fee to related party	0.2	0.2	0.2
Interest, net	48.5	48.4	51.1
Depreciation and amortization	33.2	32.5	33.7

Total costs and expenses	620.4	663.8	675.9

Income (loss) from continuing operations before income taxes	7.0	(7.6)	8.0
Income taxes	2.2	3.2	1.4

Income (loss) from continuing operations	4.8	(10.8)	6.6
Loss from discontinued operations, net of tax	(2.3)	(3.4)	(19.9)

Net income (loss)	2.5	(14.2)	(13.3)
Less: Net income attributable to non-controlling interests	0.9	1.5	1.2

Net income (loss) attributable to Capella Healthcare, Inc.	$1.6	$(15.7)	$(14.5)

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Stockholder’s Deficit

(In millions, except for share amounts)

	Common Stock		Retained	Total Stockholder’s
	Shares	Amount	Deficit	Deficit

Balance at January 1, 2009	100	$—	$(33.8)	$(33.8)
Adjustment to redemption value of redeemable non-controlling interests	—	—	0.2	0.2
Net income	—	—	1.6	1.6

Balance at December 31, 2009	100	—	(32.0)	(32.0)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(0.3)	(0.3)
Net loss	—	—	(15.7)	(15.7)

Balance at December 31, 2010	100	—	(48.0)	(48.0)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(1.1)	(1.1)
Net loss	—	—	(14.5)	(14.5)

Balance at December 31, 2011	100	$—	$(63.6)	$(63.6)

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2010	2011
	(In Millions)
Operating activities
Net income (loss)	$2.5	$(14.2)	$(13.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	2.3	3.4	19.9
Depreciation and amortization	33.2	32.5	33.7
Provision for bad debts	92.4	115.3	78.2
Loss on refinancing	—	20.8	—
Deferred income taxes	2.5	2.3	1.2
Stock-based compensation	0.3	0.3	0.8
Gains from mark to market swap valuation	(1.7)	(0.2)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(104.2)	(110.8)	(78.8)
Inventories	(1.3)	(1.3)	(2.6)
Prepaid expenses and other current assets	(4.3)	(0.3)	(6.4)
Accounts payable and other current liabilities	9.5	(8.1)	6.5
Accrued salaries	4.9	(3.3)	(1.0)
Accrued interest	(0.5)	23.8	(0.4)
Other	(3.3)	2.5	3.2

Net cash provided by operating activities – continuing operations	32.3	62.7	41.0
Net cash provided by operating activities – discontinued operations	3.3	3.2	2.0

Net cash provided by operating activities	35.6	65.9	43.0

Investing activities
Purchases of property and equipment, net	(19.3)	(23.9)	(31.9)
Acquisition of healthcare businesses	—	—	(34.1)
Proceeds from disposition of hospital	3.5	—	20.5
Change in other assets	2.3	2.3	(1.8)

Net cash used in investing activities – continuing operations	(13.5)	(21.6)	(47.3)
Net cash used in investing activities – discontinued operations	(2.8)	(2.2)	(2.3)

Net cash used in investing activities	(16.3)	(23.8)	(49.6)

Financing activities
Proceeds from long-term debt	—	493.7	—
Payment of debt and capital leases	(3.2)	(484.5)	—
Advances (to) from Parent	(2.6)	1.4	2.5
Payment of debt issue costs	—	(21.7)	—
Distributions to non-controlling interests	(0.3)	(1.3)	(1.0)
Repurchase of non-controlling interests	—	—	(0.3)
Proceeds from non-controlling interests	0.5	—	—

Net cash provided by (used in) financing activities – continuing operations	(5.6)	(12.4)	1.2
Net cash used in financing activities – discontinued operations	(0.5)	(1.0)	(0.5)

Net cash provided by (used in) financing activities	(6.1)	(13.4)	0.7

Change in cash and cash equivalents	13.2	28.7	(5.9)
Cash and cash equivalents at beginning of year	6.4	19.6	48.3

Cash and cash equivalents at end of year	$19.6	$48.3	$42.4

Supplemental disclosure of cash flow information
Cash paid for interest	$46.7	$21.2	$47.2

Cash paid (received) for taxes	$0.6	$(1.1)	$0.5

See accompanying notes.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

1. Organization and Significant Accounting Policies

Organization

Capella Healthcare, Inc. (the “Company”), a Delaware corporation which was formed on April 15, 2005, is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates hospitals and ancillary healthcare facilities in non-urban communities in the United States.

At December 31, 2011, as part of continuing operations, the Company operated twelve general acute care hospitals and ancillary healthcare facilities with a total of 1,529 licensed beds.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner of such entities. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Discontinued Operations

In accordance with the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, the Company has presented the operating results, financial position and cash flows of its previously disposed facilities and facilities held for sale as discontinued operations, net of income taxes, in the accompanying consolidated financial statements.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $15.2 million, $8.2 million and $14.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at December 31, 2011 as disclosed in Note 5. The estimated fair value of the 9 1/4% Notes at December 31, 2011 was approximately $507.5 million and based on the average bid and ask price as quoted by the Company’s administrative agent.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Revenue Recognition and Accounts Receivable

The Company recognizes revenue before the provision for bad debts, including revenue from in-house patients and patients which have been discharged but not yet billed, in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. The Company has entered into agreements with third-party payors, including government programs and managed care health plans, under which the Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s consolidated financial statements are recorded at the amount expected to be received.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the years ended December 31, 2009, 2010 and 2011 (1):

	Year Ended December 31,
	2009	2010	2011(3)
Medicare(2)	36.3%	36.8%	39.3%
Medicaid(2)	9.9	11.8	12.6
Managed Care and other	39.6	35.0	38.0
Self-Pay	14.2	16.4	10.1

Total	100.0%	100.0%	100.0%

(1)	Table reflects percentage of revenue before before the provision for bad debts.
(2)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(3)	The shift in payor mix for fiscal year 2011 is due primarily to the impact of our uninsured discount policy which went into effect January 1, 2011. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue before the provision for bad debts instead of an increase to the provision for bad debts, causing the change in payor mix for 2011.

The Company derives a significant portion of its revenue before the provision for bad debts from Medicare, Medicaid and other payors that receive discounts from its standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations.

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2010 totaled $2.3 million compared to $3.1 million as of December 31, 2011. The net estimated third-party payor settlements are included in accounts receivable in the accompanying consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in increases to revenue of $4.1 million and $0.8 million for the years ended December 31, 2009 and 2010, respectively, and a $0.2 million decrease to revenue for the year ended December 31, 2011. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Laws and regulations governing Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing that would have a material effect on the Company’s financial statements.

Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare and Medicaid programs.

Provision and Allowance for Doubtful Accounts

During the year ended December 31, 2011 and retrospectively for all periods presented, the Company adopted the provisions of Accounting Standards Update (“ASU”) 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). ASU 2011-7 requires the presentation of revenue to be shown net of the provision for bad debts. Previously, the Company’s provision for bad debts was shown as a component of operating expenses.

To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for bad debts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. The Company considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Accounts written off are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectibility of the Company’s accounts receivable. The Company performs the hindsight analysis on quarterly basis for all hospitals, utilizing rolling twelve-month accounts receivable collection, write-off, and recovery data. The Company supplements its hindsight analysis with other analytical tools, including, but not limited to, revenue days in accounts receivable, historical cash collections experience and revenue trends by payor classification. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2009	$98.8	$92.4	$(81.6)	$109.6
Year ended December 31, 2010	$109.6	$115.3	$(101.8)	$123.1
Year ended December 31, 2011	$123.1	$78.2	$(114.7)	$86.6

(1)	Effective January 1, 2011, the Company adopted a uniform uninsured discount policy. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue in the determination of net revenue. The amount billed to the patient is subject to the Company’s customary collection process and, to the extent not collected, becomes subject to the Company’s policy governing the bad debt provision. Prior to January 1, 2011, each of the Company’s hospitals utilized a market-specific uninsured discount policy and in each case at an amount less than 60%.

Charity Care

Self-pay revenue is derived primarily from patients who do not have any form of healthcare coverage. The Company provides care without charge to certain patients that qualify under the Company’s charity/indigent care policy. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for bad debts as it is the Company’s policy not to pursue collection of amounts related to these patients. At the Company’s hospitals, patients treated for nonelective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. The Company’s hospitals provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, the Company first attempts to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

For the years ended December 31, 2009, 2010 and 2011, the Company estimates that its costs of care provided under its charity care programs were approximately $1.1 million, $2.8 million and $2.9 million, respectively.

Concentration of Revenues

For the years ended December 31, 2009, 2010 and 2011, approximately 46.2%, 48.6% and 51.9%, respectively, of the Company’s revenue before the provision for bad debts related to patients participating in the Medicare and Medicaid programs. The Company’s management recognizes that revenue and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

Electronic Health Records Incentive Payments.

The American Recovery and Reinvestment Act of 2009 (“ARRA”) provides for incentive payments under the Medicare and Medicaid programs for certain hospitals and physician practices that demonstrate meaningful use of certified electronic health record (“EHR”) technology. These provisions of ARRA, collectively referred to as the Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), are intended to promote the adoption and meaningful use of interoperable health information technology and qualified EHR technology.

The Company accounts for EHR incentive payments in accordance with Accounting Standards Codification (“ASC”) 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

a gain for EHR incentive payments when its eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals and physician practices, between the Medicare and Medicaid programs and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services (“CMS”).

For the year ended December 31, 2011, the Company recognized $7.5 million in EHR incentive payments in accordance with the HITECH Act under the Medicaid program. These payments are reflected separately in the accompanying consolidated statement of operations. Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date are included in the accompanying consolidated balance sheet. As of December 31, 2011, outstanding receivables from Medicaid for EHR incentive payments totaled approximately $4.2 million.

The Company recognized EHR incentive payments during the second and third quarters of 2011 of $1.9 million and $2.1 million, respectively, which the Company included in revenue. During the fourth quarter of 2011, the Company changed the classification of its EHR incentive payments from revenue to other income, including amounts previously recognized in the second and third quarters of 2011. The $7.5 million in EHR incentive payments recognized for the year ended December 31, 2011 include this reclassification.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures does not necessarily directly correlate with the timing of the Company’s receipt or recognition of the EHR incentive payments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and marketable securities with original maturities of three months or less. The Company places its cash in financial institutions that are federally insured in limited amounts.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are principally composed of medical supplies and pharmaceuticals. These inventory items are primarily operating supplies used in the direct or indirect treatment of patients.

Long-Lived Assets

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Fully depreciated assets are retained in property and equipment accounts until they are disposed.

Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements and equipment. Assets under capital leases, if any, are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Buildings and improvements are depreciated over estimated lives ranging generally from ten to forty years. Estimated useful lives of equipment vary generally from three to ten years. Depreciation and amortization expense totaled approximately $33.2 million, $32.5 million and $33.7 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

The Company evaluates its long-lived assets for possible impairment whenever circumstances indicate that the carrying amount of the asset, or related group of assets, may not be recoverable from estimated future cash flows. Fair value estimates are derived from established market values of comparable assets or internal calculations of estimated future net cash flows.

The Company’s estimates of future cash flows are based on assumptions and projections it believes to be reasonable and supportable. The Company’s assumptions take into account revenue and expense growth rates, patient volumes, changes in payor mix, changes in legislation and other payor payment patterns.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees. Deferred loan costs totaled approximately $16.3 million and $14.1 million, net of accumulated amortization of approximately $4.2 million and $7.1 million at December 31, 2010 and 2011, respectively, and are included in other assets on the accompanying consolidated balance sheets. The Company amortizes these deferred loan costs over the life of the respective debt instrument, using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions under the provisions of FASB authoritative guidance regarding business combinations and goodwill and other intangible assets. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its annual impairment tests as of October 1, and did not incur any impairment charges, other than with respect to discontinued operations, during the years ended December 31, 2009, 2010 and 2011.

The Company’s intangible assets relate to contract-based physician minimum revenue guarantees and certificates of need. The contract-based physician revenue guarantees are amortized over the terms of the respective agreements. The certificates of need were determined to have indefinite lives and, accordingly, are not amortized.

Physician Minimum Revenue Guarantees

The Company has committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees,” with various physicians practicing in the communities it services. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician, to assist in establishing his or her practice.

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of FASB authoritative guidance regarding accounting for minimum revenue guarantees. The Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the respective physician contract, which is typically four years.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income. To the extent the Company believes that recovery is more likely than not, a valuation allowance is established. To the extent the Company establishes a valuation allowance or increases this allowance, the Company must include an expense within the provision for income taxes in the consolidated statements of operations.

The Company follows the provisions of FASB authoritative guidance regarding income taxes. This guidance clarifies the accounting for uncertainties in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.

Other Accrued Liabilities

The Company’s other accrued liabilities, shown as a current liability in the accompanying audited consolidated balance sheet, consist of the following:

	Year Ended December 31,
	2010	2011
	(In millions)
Employee health IBNR reserve	3.6	$3.3
Professional and general liability claims	2.3	2.7
Non-income tax accrual	2.0	2.1
Physician income guarantees liability	1.1	1.0
Workers compensation liability claims	0.9	1.1
Other	2.8	3.9

Total	$12.7	$14.1

Professional and General Liability Claims

Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintains insurance through Auriga Insurance Group, a wholly owned subsidiary of the Parent, for professional and general claims of $4.75 million per occurrence and $14.25 million in the aggregate per policy year, subject to a $0.25 million self-insured retention per occurrence. The Company also maintains umbrella policies for professional and general claims which cover an additional $50 million per occurrence and in the aggregate. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in determining reserve estimates. Reserve estimates are discounted to present value using a 2% discount rate.

Exposures at the Company’s hospitals prior to the date of their respective acquisition are indemnified by the respective prior owners. Accordingly, the Company appropriately has not estimated any exposure for claims prior to the respective acquisition dates of its facilities. The Company utilized information to estimate its 2010 and 2011 liability for professional and general liability claims. Using historical claim payments and developments, the Company estimated the exposure for each of its facilities and recorded a reserve of approximately $12.4 million and $26.9 million at December 31, 2010 and 2011, respectively. The $26.9 million reserve as of December 31, 2011 includes the impact of the adoption of new accounting guidance more fully described below under “Recently Issued Accounting Pronouncements.” The current portion of the reserves, $2.3 million and $2.7 million at December 31, 2010 and 2011, respectively, is included in other accrued liabilities on the accompanying consolidated balance sheets. The long-term portion of the reserves for professional and general liability claims is included in other liabilities on the accompanying consolidated balance sheets.

The Company’s expense for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded under the Company’s professional and general liability insurance program for the years ended December 31, 2009, 2010 and 2011, was approximately $8.4 million, $7.5 million and $5.6 million, respectively.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Workers’ Compensation Reserves

Given the nature of the Company’s operating environment, it is subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual workers’ compensation claims exceeding approximately $250,000 per occurrence and $5.0 million in the aggregate per year. The Company’s facility located in the state of Washington participates in a state-specific program rather than the Company’s established program. The Company’s two facilities located in Oklahoma participate in a fully insured state-specific workers’ compensation program.

The Company’s reserve for workers’ compensation is based upon an independent third-party actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions. Reserve estimates are undiscounted and are revised on an annual basis. The reserve for workers’ compensation claims at the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon an actuarial calculation. The Company’s reserve for workers’ compensation claims was approximately $2.7 million and $3.3 million at December 31, 2010 and 2011, respectively. The current portion of the reserves, $0.9 million and $1.1 million at December 31, 2010 and 2011, respectively, is included in other accrued liabilities on the accompanying consolidated balance sheets. The long-term portion of the reserves for workers’ compensation claims is included in other liabilities on the accompanying consolidated balance sheets.

The Company’s expense for workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of the Company’s self-insured retention level; and the administrative costs of the insurance program. The total expense recorded under the Company’s workers’ compensation insurance program for the years ended December 31, 2009, 2010 and 2011, was approximately $2.8 million, $3.9 million and $2.2 million, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation. The undiscounted reserve for self-insured medical benefits was approximately $3.6 million and $3.3 million at December 31, 2010 and 2011, respectively, and is included in other accrued liabilities on the accompanying consolidated balance sheets. The Company purchases stop loss coverage from Auriga Insurance Group, in which the Company will be reimbursed for any employee’s medical claims that exceed $0.35 million per year.

Non-controlling Interests in Consolidated Entities

The consolidated financial statements include all assets, liabilities, revenue and expenses of less than 100% owned entities controlled by the Company. Accordingly, management has recorded non-controlling interests in the earnings and equity of such consolidated entities.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Certain of the Company’s non-controlling interests include redemption features, including the ability to redeem interest upon death and retirement, which cause these interests not to meet the requirements for classification as permanent equity in accordance with FASB authoritative guidance. Redemption of these interests features would require the delivery of cash. Accordingly, these non-controlling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets. A roll-forward of the non-controlling interests with redemption features liability is shown in the table below:

Non-controlling interests with redemption rights
(in millions)

Balance at December 31, 2009	$5.0
Net income attributable to non-controlling interests	1.5
Distributions to non-controlling interests	(1.3)
Adjustment to redemption value of redeemable non-controlling interests	0.3

Balance at December 31, 2010	5.5
Net income attributable to non-controlling interests	1.2
Distributions to non-controlling interests	(1.0)
Repurchase of non-controlling interests	(0.3)
Adjustment to redemption value of redeemable non-controlling interests	1.1
Acquisition of Cannon County Hospital, Inc	11.5

Balance at December 31, 2011	$18.0

Segment Reporting

The Company owns and operates twelve hospitals as part of continuing operations as of December 31, 2011. The Company manages its hospitals as one operating segment, healthcare services, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting”, (“ASC 280-10”).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

Effective January 1, 2011, the Company adopted the provisions of ASU 2010-24, “Health Care Entities (Topic 954) — Presentation of Insurance Claims and Related Insurance Recoveries”, which further clarifies that healthcare entities should not net insurance recoveries against the related claim liabilities. In connection with the Company’s adoption of ASU 2010-24, the Company recorded an increase to its other assets and other liabilities in the accompanying consolidated balance sheet of $14.2 million ($9.8 million of which is due from Auriga Insurance Group, a wholly owned subsidiary of the Parent) as of December 31, 2011. The $14.2 million increase to both other assets and other liabilities represents the Company’s estimate of its recoveries for certain claims in excess of the Company’s self-insured retention levels for workers’ compensation claims and professional and general liability claims. The adoption of ASU 2010-24 had no impact on the Company’s results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-7. ASU 2011-7 requires healthcare organizations to present their provision for doubtful accounts related to patient service revenue as a deduction from revenue, similar to contractual discounts. In addition, all healthcare organizations will be required to provide certain disclosures designed to help users understand how contractual discounts and bad debts affect recorded revenue in both interim and annual financial statements. ASU 2011-7 is required to be applied retrospectively and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company has adopted the provisions of ASU 2011-7. The adoption of ASU 2011-7 changed the Company’s presentation of revenue, as well as operating costs for all periods presented, however, it did not impact the Company’s financial position, results of operations or cash flows.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

In August 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. ASU 2011-08 is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing as a result of the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. The Company has adopted ASU 2010-23, as more fully described previously. The adoption of ASU 2010-23 had no impact on the Company’s results of operations.

2. Business Combinations

Acquisition of Cannon County Hospital, LLC

Effective July 1, 2011, the Company acquired a 60% interest in Cannon County Hospital, LLC (“CCH”), which owns and operates 71-bed DeKalb Community Hospital in Smithville, Tennessee, and 60-bed Stones River Hospital in Woodbury, Tennessee. The cash purchase price was $17.0 million plus the payment of $9.3 million to extinguish CCH indebtedness and $1.4 million to retire a CCH interest rate swap instrument. The cash purchase price was funded with cash on hand. The Company owns majority interests in the two hospitals and manages each of the hospitals pursuant to a management agreement. The Company has completed its purchase price allocation. However, certain adjustments to acquired property, plant and equipment values may become necessary as additional appraisal information becomes available.

The fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in millions):

Accounts receivable, net	2.0
Inventories	0.7
Prepaid expenses and other current assets	0.5
Property and equipment	17.2
Goodwill	20.6

Total assets acquired	41.0

Accounts payable	1.0
Salaries and benefits payable	0.8
Redeemable non-controlling interests	11.5

Total liabilities assumed	13.3

Net assets acquired	$27.7

Acquisition-related expenses for CCH were $0.6 million for the year ended December 31, 2011 and are included in acquisition-related expenses on the accompanying consolidated statements of operations.

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

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

The fair value of assets acquired and liabilities assumed at the acquisition date was as follows (in millions):

Property and equipment	$0.4
Goodwill	3.3

Total assets acquired	$3.7

Acquisition-related expenses for Great Plains ASC were $0.1 million for the year ended December 31, 2011 and are included in acquisition-related expenses on the accompanying consolidated statements of operations.

Pro forma Information

Revenue before the provision for bad debts of approximately $16.4 and loss from continuing operations before income taxes of $0.9 million for the combined CCH and Great Plains ASC (both effective July 1, 2011) are included in the Company’s consolidated results of operations for the year ended December 31, 2011. The following table provides certain pro forms financial information for the Company as if these acquisitions occurred as of January 1, 2010 (in millions):

	Year Ended December 31,
	2010	2011
Revenue before the provision for bad debts	$807.7	$784.1

Income (loss) from continuing operations, before income taxes	$(5.7)	$7.2

3. Discontinued Operations

Effective July 15, 2009, the Company sold the hospital physical plant and the operations of Woodland Medical Center (“Woodland”), a 100 bed facility located in Cullman, Alabama, to an in-market competitor. The proceeds from the sale were $3.5 million in cash. The Company retained certain equipment, accounts receivable, other current assets and liabilities of Woodland. The equipment retained was subsequently transferred to other facilities owned by the Company. There was no gain or loss recorded on the sale of Woodland.

On December 28, 2011, the Company sold the assets and operations of Parkway Medical Center (“Parkway”), a 120-bed facility located in Decatur, Alabama. The proceeds from the sale were $20.5 million. The Company retained certain working capital of Parkway. The loss recorded on the sale of Parkway totaled approximately $6.7 million.

At December 31, 2011, the Company’s management committed to plans to sell certain of its other facilities in Alabama due to operating conditions at those facilities. Subsequently, on March 15, 2012, the Company completed the sale of Hartselle Medical Center (“Hartselle”), a 150-bed facility located in Hartselle, Alabama for $1.6 million. The Company retained all working capital of Hartselle, with the exception of inventory. The loss on sale of Hartselle totaled $5.3 million. The Company intends to complete the divestiture of its remaining discontinued operations in Alabama prior to December 31, 2012. The Company has presented the operating results, financial positions and cash flows of those facilities as discontinued operations in the accompanying consolidated financial statements and certain assets of these facilities are reflected as assets held for sale prior to disposal in the accompanying consolidated balance sheet at December 31, 2011.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Revenue before the provision for bad debts and the loss reported in discontinued operations are as follows (in millions):

	Year Ended December 31,
	2009	2010	2011
Revenue before the provision for bad debts from discontinued operations	$105.6	$97.9	$88.1

Loss from discontinued operations
Loss from sale	—	—	12.0
Loss from write-off of goodwill	—	—	4.2
Loss from operations	2.3	3.4	3.7

Loss from discontinued operations, net of tax	$2.3	$3.4	$19.9

4. Goodwill and Intangible Assets

The following table presents a roll-forward of the Company’s goodwill for the year ended December 31, 2011 (in millions):

Goodwill

Balance at January 1, 2011:	$89.9
Write-off of goodwill related to discontinued operations	(4.2)
Acquisition of Great Plains ASC	3.3
Acquisition of Cannon County Hospital, Inc.	20.6

Balance at December 31, 2011	$109.6

The following table presents the components of the Company’s intangible assets at December 31, 2010 and 2011 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
2010	$15.9	$(7.4)	$8.5
2011	$13.2	$(6.2)	7.0
Indefinite-lived intangible assets:
Certificates of need
2010	$0.6	$—	$0.6
2011	$0.7	$—	$0.7
Total intangible assets:
2010	$16.5	$(7.4)	$9.1
2011	$13.9	$(6.2)	$7.7

Contract-Based Physician Minimum Revenue Guarantees

As discussed in Note 1, the Company records a contract-based intangible asset and a related guarantee liability for each new physician minimum revenue guarantee contract. The contract-based intangible asset is amortized into physician recruiting expense over the period of the physician contract, which is typically four years. The Company has committed to advance a maximum amount of approximately $3.5 million at December 31, 2011. As of December 31, 2010 and 2011, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $1.1 million and $1.0 million, respectively, which is included in other accrued liabilities in the accompanying consolidated balance sheets.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificates of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities of the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. An independent appraiser values each certificate of need when the Company acquires a hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized.

Amortization Expense

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2012	$3.7
2013	2.2
2014	1.0
2015	0.1
2016	—
Thereafter	—

$7.0

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

5. Debt Obligations

A summary of the Company’s debt obligations at December 31, 2010 and 2011 follows (in millions):

	2010	2011
9 1/4% Senior Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Senior Notes	(5.9)	(4.9)

Total long-term debt	$494.1	$495.1

Maturities of the Company’s long-term debt at December 31, 2011 are as follows (in thousands):

2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter	500.0

$500.0

9 1/4% Senior Unsecured Notes

In June 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, the Company issued $500 million of new 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) and entered into a new senior secured asset-based loan (“ABL”), consisting of a $100 million revolving credit facility maturing in November 2014 (the “2010 Revolving Facility”). The proceeds from the 9.25% Notes were used to repay the outstanding principal and interest related to the Company’s 2008 bank credit agreement and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Interest on the 9 1/4% Notes is payable semi-annually on July 1 and January 1 of each year. The 9.25% Notes are unsecured general obligations of the Company and rank equal in right of payment to all existing and future senior unsecured indebtedness of the Company. All payments on the 9 1/4% Notes are guaranteed jointly and severally on a senior unsecured basis by the Company and its subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the Company’s prior senior credit facilities.

The Company may redeem up to 35% of the 9 1/4% Notes prior to July 1, 2013, with the net cash proceeds from certain equity offerings at a price equal to 109.25% of their principal amount, plus accrued and unpaid interest. The Company may redeem all or a part of the 9 1/4% Notes at any time on or after July 1, 2013, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

July 1, 2013 to June 30, 2014	106.938%
July 1, 2014 to June 30, 2015	104.625%
July 1, 2015 to June 30, 2016	102.313%
July 1, 2016 and thereafter	100.000%

If the Company experiences a change of control under certain circumstances, the Company must offer to repurchase all of the notes at a price equal to 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The 9 1/4% Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Upon the occurrence of certain events, the Company may request the 2010 Revolving Facility to be increased by an aggregate amount not to exceed $25.0 million. Availability under the 2010 Revolving Facility is subject to a borrowing base of 85% of eligible net accounts receivable. Borrowings under the ABL bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) Base Rate, as defined, plus an applicable margin. The applicable margin in effect for borrowings during the two fiscal quarters following the date of the ABL was 2.25% with respect to Base Rate borrowings and 3.25% with respect to LIBOR borrowings. Beginning with third fiscal quarter following the date of the ABL, the applicable margin in effect for borrowings may be reduced to 2.00% with respect to Base Rate borrowings and 3.00% with respect to LIBOR borrowings, or increased to 2.50% with respect to Base Rate borrowings and 3.50% for LIBOR borrowings, subject to the company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal under the ABL, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. If the average facility usage, as defined, for the most recently ended calendar month is greater than or equal to 50% of the aggregate commitments for such calendar month, the commitment fee shall be 0.50% per annum. Otherwise, the commitment fee shall be 0.75% per annum. The Company must also pay customary letter of credit fees. Principal amounts outstanding under the ABL are due and payable in full at maturity (November 2014).

At December 31, 2011, the Company had no outstanding 2010 Revolving Facility loans. At December 31, 2011, the Company had a borrowing base of $66.7 million, net of outstanding letters of credit of $4.5 million, as the collateral under the Company’s workers compensation programs, immediately available for borrowing under the ABL.

Loss on Refinancing

In connection with the Refinancing, the Company recorded a loss on refinancing of $20.8 million during the year ended December 31, 2010. The loss on refinancing includes $7.1 million in prepayment penalties on certain amounts outstanding under the Company’s previous bank credit agreement, $12.0 million of previously capitalized loan costs related to the Company’s previous bank credit agreement and $1.7 million of loan costs incurred relate to the new debt instruments that the Company expenses in accordance with accounting guidance related to modifications or exchanges of debt instruments.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2011, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At December 31, 2011, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

6. Due to Parent

From time to time, the Company will receive cash advances from the Parent. The cash advances are generally for the purpose of funding business acquisitions of the Company. The amounts due to Parent are reduced by expenses paid by the Company on behalf of the Parent.

The Company also paid certain expenses incurred by the Parent in 2009, 2010 and 2011, resulting in a reduction of the amount due to Parent. The Parent does not charge interest to the Company on the amounts due to Parent.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

7. Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2009, 2010 and 2011 consists of the following (in millions):

	2009	2010	2011
Current:
Federal	$(0.3)	$—	$—
State	0.1	0.9	0.3

Total current	(0.2)	0.9	0.3
Deferred:
Federal	3.7	(2.7)	2.5
State	(1.0)	(1.2)	0.3

Total deferred	2.7	(3.9)	2.8
Increase (decrease) in valuation allowance	(0.3)	6.2	(1.7)

Total	$2.2	$3.2	$1.4

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate from continuing operations for the years ended December 31, 2009, 2010 and 2011 is as follows (dollars in millions):

	2009		2010		2011
Federal statutory rate	$2.4	34.0%	$(2.6)	34.0%	$2.7	34.0%
State income taxes, net of federal income tax benefits	(0.6)	(8.8)	(0.5)	5.0	0.3	4.4
Non-deductible expense	—	—	—	—	—	—
Employment tax credits	0.3	4.8	0.5	(5.0)	0.5	6.8
AMT tax credit	—	—	—	—	—	—
Effect of actualization of prior year tax return to prior year tax provision	0.1	1.7	0.1	(1.0)	—	—
Noncontrolling interests	(0.3)	(4.3)	(0.5)	7.0	(0.4)	(5.7)
Valuation allowance	0.3	5.2	6.2	(82.0)	(1.7)	(21.8)
Other	—	(0.5)	—	—	—	—

Effective income tax rate	$2.2	32.1%	$3.2	(42.0)%	$1.4	17.7%

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects at December 31, 2010 and 2011 are as follows (in millions):

	2010	2011
Deferred income tax liabilities:
Depreciation and amortization	$25.2	$27.0
Joint ventures	2.8	6.3
Physician income guarantees	0.4	0.2
Provision for doubtful accounts	—	3.4
Other	0.7	0.7

Total deferred tax liabilities	29.1	37.6
Deferred income tax assets:
Impaired assets	—	4.1
Organization costs	0.5	0.3
Professional liability claims	3.8	3.9
Accrued paid time off	3.0	2.7
Employee medical claims	1.1	1.0
Net operating losses	32.4	48.0
AMT credit	0.1	0.1
Employment credit	2.5	3.1
Accrued expenses	1.8	2.5
Charitable contributions	0.6	0.8
Provision for doubtful accounts	4.5	—
Other	—	0.6

Total deferred income tax assets	50.3	67.1
Valuation allowance	(30.5)	(40.0)

Net deferred income tax assets	19.8	27.1

Net deferred income tax liabilities	$(9.3)	$(10.5)

Because of uncertainties related to the realization of certain deferred tax assets, the Company recorded a valuation allowance of approximately $30.5 million as of December 31, 2010 and $40.0 million as of December 31, 2011.

The Company has federal and state net operating loss carryforwards of approximately $203.0 million and $278.0 million, respectively at December 31, 2011, which will begin to expire in 2028 and 2020. The Company is not currently under any federal or state tax examination.

Effective January 1, 2009, The Company adopted the provisions of FASB authoritative guidance regarding income tax uncertainties. Upon adoption of these provisions, the Company did not record a liability for uncertain tax deductions. At December 31, 2011, the liability for unrecognized tax benefits remains at zero. Under these new provisions, the Company has elected to classify interest paid on an underpayment of income tax and related penalties as part of income tax expense.

8. Commitments and Contingencies

Employment Agreements

The Company has executed senior management agreements with eight of its senior executive officers. The agreements provide for minimum salary levels, adjusted based upon individual and Company performance criteria, as well as for participation in bonus plans which are payable if specific management goals are met. The agreements also provide for severance benefits, if certain criteria are met, for a period of up to two years. The senior management agreements remain in place for each of the senior executive officers during their period of employment with the Company or any of its subsidiaries.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Legal Proceedings and General Liability Claims

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

9. Leases

The Company leases various buildings and equipment under operating lease agreements. The leases expire at various times and have various renewal options.

Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended December 31, 2009, 2010 and 2011 was approximately $11.9 million, $13.1 million and $14.0 million, respectively.

Future minimum rental commitments under noncancelable operating leases with an initial term in excess of one year at December 31, 2011, consist of the following (in millions):

Operating Leases
2012	$7.6
2013	7.0
2014	5.9
2015	4.6
2016	1.8
Thereafter	4.2

Total minimum lease payments	$31.1

10. Related-Party Transactions

On May 4, 2005, the Company executed a Professional Services Agreement (“PSA”) with GTCR Golder Rauner II, LLC (“GTCR”), whereby GTCR provides ongoing financial and management consulting to the Company until all investment funds managed by GTCR cease to own at least 10% of the collective Preferred Stock and Common Stock of the Parent. Under the PSA, the Company shall pay GTCR a placement fee of up to 1% of any debt financing in which GTCR is involved in raising the debt financing.

Under the PSA, the Company shall pay GTCR an annual management fee equal to $0.15 million upon the Company’s achievement of EBITDA (as defined in the PSA) of $30 million. In each of 2009, 2010 and 2011, the Company paid GTCR $0.15 million in management fees under the PSA.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

11. Retirement Plan

The Company has a defined contribution plan, effective December 1, 2005, covering all employees who have completed six months of service, as defined, and are age eighteen or older. Participants may contribute up to 99% of their annual compensation, as defined, up to a maximum of $16,500 for participants under the age of 50 or $22,000 for participants aged 50 years or older. Employer contributions amount to 100% of the first 2% of employee contributions and 25% on the next 4% of employee contributions, up to 3% of the individual participant’s annual compensation, as defined. Retirement plan expense was approximately $3.8 million for the year ended December 31, 2009, and is included in salaries and benefits on the consolidated statements of operations. The Company did not authorize an employer contribution for 2010 and 2011.

12. Guarantor and Non-Guarantor Supplementary Information

The Company’s 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company, as parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the years ended December 31, 2009, 2010 and 2011 and as of December 31, 2010 and 2011:

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$55.0	$(4.6)	$(2.1)	$—	$48.3
Accounts receivable, net	—	83.5	32.1	—	115.6
Inventories	—	16.6	8.6	—	25.2
Prepaid expenses and other current assets	1.4	2.6	0.8	—	4.8
Other receivables	1.0	1.8	0.1	—	2.9
Deferred tax assets	3.5	—	—	—	3.5

	60.9	99.9	39.5	—	200.3

Property and equipment, net	1.1	345.2	104.4	—	450.7
Goodwill	89.9	—	—	—	89.9
Intangible assets, net	—	7.2	1.9	—	9.1
Investments in subsidiaries	24.3	—	—	(24.3)	—
Other assets, net	16.3	1.0	0.5	—	17.8

	$192.5	$453.3	$146.3	$(24.3)	$767.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.8	$14.6	$7.0	$—	$22.4
Salaries and benefits payable	0.6	14.9	6.8	—	22.3
Accrued interest	23.7	—	—	—	23.7
Other accrued liabilities	4.4	6.3	2.0	—	12.7

	29.5	35.8	15.8	—	81.1
Long-term debt	—	388.9	105.2	—	494.1
Deferred income taxes	12.8	—	—	—	12.8
Other liabilities	11.8	0.3	—	—	12.1
Redeemable non-controlling interests	—	—	5.5	—	5.5
Due to parent	186.4	12.9	10.9	—	210.2
Total stockholder’s deficit	(48.0)	15.4	8.9	(24.3)	(48.0)

	$192.5	$453.3	$146.3	$(24.3)	$767.8

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$48.4	$(2.9)	$(3.1)	$—	$42.4
Accounts receivable, net	—	76.0	36.5	—	112.5
Inventories	—	15.5	9.7	—	25.2
Prepaid expenses and other current assets	1.4	2.7	1.2	—	5.3
Other receivables	0.8	7.4	0.7	—	8.9
Assets held for sale	—	15.0	—	—	15.0
Deferred tax assets	1.7	—	—	—	1.7

Total current assets	52.3	113.7	45.0	—	211.0

Property and equipment, net	4.0	296.1	126.4	—	426.5
Goodwill	109.6	—	—	—	109.6
Intangible assets, net	—	5.8	1.9	—	7.7
Investments in subsidiaries	13.0	—	—	(13.0)	—
Other assets, net	28.3	0.9	0.7	—	29.9

	$207.2	$416.5	$174.0	$(13.0)	$784.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$1.1	$15.8	$9.9	$—	$26.8
Salaries and benefits payable	0.7	13.9	7.3	—	21.9
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	7.3	4.9	1.9	—	14.1

Total current liabilities	32.4	34.6	19.1	—	86.1

Long-term debt	—	389.7	105.4	—	495.1
Deferred income taxes	12.1	—	—	—	12.1
Other liabilities	26.3	0.2	—	—	26.5
Redeemable non-controlling interests	—	—	18.0	—	18.0
Due to parent	200.0	2.7	7.8	—	210.5
Total stockholder’s deficit	(63.6)	(10.7)	23.7	(13.0)	(63.6)

	$207.2	$416.5	$174.0	$(13.0)	$784.7

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$521.9	$197.9	$—	$719.8
Provision for bad debts	—	(67.5)	(24.9)	—	(92.4)

Revenue	—	454.4	173.0	—	627.4
Costs and expenses
Salaries and benefits	12.0	218.1	77.8	—	307.9
Supplies	—	63.7	35.3	—	99.0
Purchased services	1.0	30.7	12.2	—	43.9
Other operating expenses	2.2	64.7	20.8	—	87.7
Equity in (earnings) losses of affiliates	(8.7)	—	—	8.7	—
Management fees	(11.6)	8.6	3.2	—	0.2
Interest, net	2.1	37.0	9.4	—	48.5
Depreciation and amortization	0.1	24.1	9.0	—	33.2

Total costs and expenses	(2.9)	446.9	167.7	8.7	620.4

Income (loss) from continuing operations before income taxes	2.9	7.5	5.3	(8.7)	7.0
Income taxes	1.3	0.7	0.2	—	2.2

Income (loss) from continuing operations	1.6	6.8	5.1	(8.7)	4.8
Income (loss) from discontinued operations	—	2.2	(4.5)	—	(2.3)

Net income (loss)	1.6	9.0	0.6	(8.7)	2.5
Less: Net income attributable to non-controlling interests	—	—	0.9	—	0.9

Net income (loss) attributable to Capella Healthcare, Inc.	$1.6	$9.0	$(0.3)	$(8.7)	$1.6

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$545.2	$226.3	$—	$771.5
Provision for bad debts	—	(82.3)	(33.0)	—	(115.3)

Revenue	—	462.9	193.3	—	656.2
Costs and expenses
Salaries and benefits	4.7	232.1	83.1	—	319.9
Supplies	0.1	67.2	41.0	—	108.3
Purchased services	1.4	30.5	14.0	—	45.9
Other operating expenses	2.0	64.8	21.0	—	87.8
Equity in (earnings) losses of affiliates	(9.8)	—	—	9.8	—
Loss on refinancing	20.8	—	—	—	20.8
Management fees	(9.3)	7.1	2.4	—	0.2
Interest, net	3.8	36.8	7.8	—	48.4
Depreciation and amortization	0.1	24.1	8.3	—	32.5

Total costs and expenses	13.8	462.6	177.6	9.8	663.8

Income (loss) from continuing operations before income taxes	(13.8)	0.3	15.7	(9.8)	(7.6)
Income taxes	1.9	0.9	0.4	—	3.2

Income (loss) from continuing operations	(15.7)	(0.6)	15.3	(9.8)	(10.8)
Loss from discontinued operations	—	(3.2)	(0.2)	—	(3.4)

Net income (loss)	(15.7)	(3.8)	15.1	(9.8)	(14.2)
Less: Net income attributable to non-controlling interests	—	—	1.5	—	1.5

Net income (loss) attributable to Capella Healthcare, Inc.	$(15.7)	$(3.8)	$13.6	$(9.8)	$(15.7)

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$514.2	$247.9	$—	$762.1
Provision for bad debts	(0.8)	(52.5)	(24.9)	—	(78.2)

Revenue	(0.8)	461.7	223.0	—	683.9
Costs and expenses
Salaries and benefits	8.0	226.7	97.4	—	332.1
Supplies	0.1	66.9	44.1	—	111.1
Purchased services	1.5	31.9	16.6	—	50.0
Other operating expenses	4.5	73.7	27.0	—	105.2
EHR incentive payments	—	(6.0)	(1.5)	—	(7.5)
Equity in (earnings) losses of affiliates	10.2	—	—	(10.2)	—
Management fees	(15.8)	11.5	4.5	—	0.2
Interest, net	4.3	38.5	8.3	—	51.1
Depreciation and amortization	0.2	24.2	9.3	—	33.7

Total costs and expenses	13.0	467.4	205.7	(10.2)	675.9

Income (loss) from continuing operations before income taxes	(13.8)	(5.7)	17.3	10.2	8.0
Income taxes	0.7	0.6	0.1	—	1.4

Income (loss) from continuing operations	(14.5)	(6.3)	17.2	10.2	6.6
Loss from discontinued operations	—	(19.8)	(0.1)	—	(19.9)

Net income (loss)	(14.5)	(26.1)	17.1	10.2	(13.3)
Less: Net income attributable to non-controlling interests	—	—	1.2	—	1.2

Net income (loss) attributable to Capella Healthcare, Inc.	$(14.5)	$(26.1)	$15.9	$10.2	$(14.5)

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$1.6	$9.0	$0.6	$(8.7)	$2.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(8.7)	—	—	8.7	—
Loss (income) from discontinued operations	—	(2.2)	4.5	—	2.3
Depreciation and amortization	0.1	24.1	9.0	—	33.2
Provision for bad debts	—	67.5	24.9	—	92.4
Deferred income taxes	2.5	—	—	—	2.5
Stock-based compensation	0.3	—	—	—	0.3
Gains from mark to market swap valuation	(1.7)	—	—	—	(1.7)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.1)	(76.0)	(28.1)	—	(104.2)
Inventories	—	(1.7)	0.4	—	(1.3)
Prepaid expenses and other current assets	(1.6)	(2.7)	—	—	(4.3)
Accounts payable and other current liabilities	2.7	5.5	1.3	—	9.5
Accrued salaries	3.7	1.6	(0.4)	—	4.9
Accrued interest	(0.5)	—	—	—	(0.5)
Other	(3.3)	—	—	—	(3.3)

Net cash provided by (used in) operating activities – continuing operations	(5.0)	25.1	12.2	—	32.3
Net cash provided by operating activities – discontinued operations	—	7.8	(4.5)	—	3.3

Net cash provided by (used in) operating activities	(5.0)	32.9	7.7	—	35.6

Investing activities:
Purchases of property and equipment, net	(0.6)	(13.0)	(5.7)	—	(19.3)
Proceeds from disposition of hospital	—	—	3.5	—	3.5
Change in other assets	3.4	(1.0)	(0.1)	—	2.3

Net cash provided by (used in) investing activities – continuing operations	2.8	(14.0)	(2.3)	—	(13.5)
Net cash used in investing activities – discontinued operations	—	(2.8)	—	—	(2.8)

Net cash provided by (used in) investing activities	2.8	(16.8)	(2.3)	—	(16.3)

Financing activities:
Payment of debt and capital leases	—	(2.4)	(0.8)	—	(3.2)
Advances to (from) Parent	13.8	(11.7)	(4.7)	—	(2.6)
Distributions to non-controlling interests	—	—	(0.3)	—	(0.3)
Proceeds from non-controlling interests	—	—	0.5	—	0.5

Net cash provided by (used in) financing activities – continuing operations	13.8	(14.1)	(5.3)	—	(5.6)
Net cash used in financing activities – discontinued operations	—	(0.5)	—	—	(0.5)

Net cash provided by (used in) financing activities	13.8	(14.6)	(5.3)	—	(6.1)

Change in cash and cash equivalents	11.6	1.5	0.1	—	13.2
Cash and cash equivalents at beginning of year	14.0	(5.8)	(1.8)	—	6.4

Cash and cash equivalents at end of year	$25.6	$(4.3)	$(1.7)	$—	$19.6

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(15.7)	$(3.8)	$15.1	$(9.8)	$(14.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	(9.8)	—	—	9.8	—
Loss from discontinued operations	—	3.2	0.2	—	3.4
Depreciation and amortization	0.1	24.1	8.3	—	32.5
Provision for bad debts	—	82.3	33.0	—	115.3
Loss on refinancing	20.8	—	—	—	20.8
Deferred income taxes	2.3	—	—	—	2.3
Stock-based compensation	0.3	—	—	—	0.3
Gains from mark to market swap valuation	(0.2)	—	—	—	(0.2)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1.2)	(75.3)	(34.3)	—	(110.8)
Inventories	—	(0.1)	(1.2)	—	(1.3)
Prepaid expenses and other current assets	(1.2)	1.0	(0.1)	—	(0.3)
Accounts payable and other current liabilities	(2.7)	(6.0)	0.6	—	(8.1)
Accrued salaries	(3.7)	(1.2)	1.6	—	(3.3)
Accrued interest	23.8	—	—	—	23.8
Other	2.7	(0.2)	—	—	2.5

Net cash provided by operating activities – continuing operations	15.5	24.0	23.2	—	62.7
Net cash provided by operating activities – discontinued operations	—	3.4	(0.2)	—	3.2

Net cash provided by operating activities	15.5	27.4	23.0	—	65.9

Investing activities:
Purchases of property and equipment, net	(0.5)	(19.4)	(4.0)	—	(23.9)
Change in other assets	3.1	(0.6)	(0.2)	—	2.3

Net cash provided by (used in) investing activities – continuing operations	2.6	(20.0)	(4.2)	—	(21.6)
Net cash used in investing activities – discontinued operations	—	(2.2)	—	—	(2.2)

Net cash provided by (used in) investing activities	2.6	(22.2)	(4.2)	—	(23.8)

Financing activities:
Proceeds from long-term debt	—	388.6	105.1	—	493.7
Payment of debt and capital leases	—	(370.9)	(113.6)	—	(484.5)
Advances to (from) Parent	33.0	(22.2)	(9.4)	—	1.4
Payment of debt issue costs	(21.7)	—	—	—	(21.7)
Distributions to non-controlling interests	—	—	(1.3)	—	(1.3)

Net cash provided by (used in) financing activities – continuing operations	11.3	(4.5)	(19.2)	—	(12.4)
Net cash used in financing activities – discontinued operations	—	(1.0)	—	—	(1.0)

Net cash provided by (used in) financing activities	11.3	(5.5)	(19.2)	—	(13.4)

Change in cash and cash equivalents	29.4	(0.3)	(0.4)	—	28.7
Cash and cash equivalents at beginning of year	25.6	(4.3)	(1.7)	—	19.6

Cash and cash equivalents at end of year	$55.0	$(4.6)	$(2.1)	$—	$48.3

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(14.5)	$(26.1)	$17.1	$10.2	$(13.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	10.2	—	—	(10.2)	—
Loss from discontinued operations	—	19.8	0.1	—	19.9
Depreciation and amortization	0.2	24.2	9.3	—	33.7
Provision for bad debts	0.8	52.5	24.9	—	78.2
Deferred income taxes	1.2	—	—	—	1.2
Stock-based compensation	0.8	—	—	—	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.8)	(52.6)	(25.4)	—	(78.8)
Inventories	—	(2.2)	(0.4)	—	(2.6)
Prepaid expenses and other current assets	(0.7)	(5.3)	(0.4)	—	(6.4)
Accounts payable and other current liabilities	3.2	1.5	1.8	—	6.5
Accrued salaries	(0.7)	—	(0.3)	—	(1.0)
Accrued interest	(0.4)	—	—	—	(0.4)
Other	1.8	1.4	—	—	3.2

Net cash provided by operating activities – continuing operations	1.1	13.2	26.7	—	41.0
Net cash provided by operating activities – discontinued operations	—	1.9	0.1	—	2.0

Net cash provided by operating activities	1.1	15.1	26.8	—	43.0

Investing activities:
Purchases of property and equipment, net	(0.4)	(17.7)	(13.8)	—	(31.9)
Acquisition of healthcare businesses	(2.7)	—	(31.4)	—	(34.1)
Proceeds from disposition of hospital	—	20.5	—	—	20.5
Change in other assets	—	(1.8)	—	—	(1.8)

Net cash provided by (used in) investing activities – continuing operations	(3.1)	1.0	(45.2)	—	(47.3)
Net cash used in investing activities – discontinued operations	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	(3.1)	(1.3)	(45.2)	—	(49.6)

Financing activities:
Advances to (from) Parent	(4.6)	(11.6)	18.7	—	2.5
Repurchase of non-controlling interests	—	—	(0.3)	—	(0.3)
Distributions to non-controlling interests	—	—	(1.0)	—	(1.0)

Net cash provided by (used in) financing activities – continuing operations	(4.6)	(11.6)	17.4	—	1.2
Net cash used in financing activities – discontinued operations	—	(0.5)	—	—	(0.5)

Net cash provided by (used in) financing activities	(4.6)	(12.1)	17.4	—	0.7

Change in cash and cash equivalents	(6.6)	1.7	(1.0)	—	(5.9)
Cash and cash equivalents at beginning of year	55.0	(4.6)	(2.1)	—	48.3

Cash and cash equivalents at end of year	$48.4	$(2.9)	$(3.1)	$—	$42.4

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

13. Subsequent Event

The Company’s Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program (“SHOPP”). On January 17, 2012, CMS approved the SHOPP program with an effective date of July 1, 2011. The legislation related to the SHOPP Program was signed into law by the Governor of Oklahoma on May 13, 2011, but subject to approval by CMS. The SHOPP program, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. The Company plans to use revenues from this assessment to maintain hospital reimbursement from the SoonerCare Medicaid program and secure additional matching Medicaid funds from the federal government. The Company did not record any revenue or expense associated with the period of July 1, 2011 through December 31, 2011 since CMS approval of the program did not occur until January 17, 2012. This approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles. SHOPP supplemental revenue related to July 1, 2011 through December 31, 2011 totaled $7.2 million, resulting in a net of $4.8 million of additional pre-tax income, which the Company will record in the first quarter of 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, as of the 30th day of March, 2012.

CAPELLA HEALTHCARE, INC.

By:	/s/ Daniel S. Slipkovich
Daniel S. Slipkovich
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Daniel S. Slipkovich	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
Daniel S. Slipkovich

/s/ Denise W. Warren	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 30, 2012
Denise W. Warren

/s/ Steven R. Brumfield	Vice President and Controller (Principal Accounting Officer)	March 30, 2012
Steven R. Brumfield

/s/ J. Thomas Anderson	Director	March 30, 2012
J. Thomas Anderson

/s/ Robert Z. Hensley	Director	March 30, 2012
Robert Z. Hensley

/s/ David S. Katz	Director	March 30, 2012
David S. Katz

/s/ Joseph P. Nolan	Director	March 30, 2012
Joseph P. Nolan

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Stock Purchase Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.2	Supplement No. 1 to the Stock Purchase Agreement, dated as of April , 2007, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.3	Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.4	Stockholders Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.5	Amendment No. 1 to the Stockholders Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.6	Registration Rights Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.7	Professional Services Agreement, dated as of May 4, 2005, between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.8	Amendment No. 1 to Professional Services Agreement between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc., dated as of November 30, 2005 (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.9	Loan and Security Agreement, dated June 28, 2010, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Guarantors, certain financial institutions as Lenders, Bank of America, N.A. as Agent and Collateral Agent, Citibank, N.A. as Syndication Agent, Barclays Bank PLC and General Electric Capital Corporation as Co-Documentation Agents and Bank of America Securities LLC and Citigroup Global Markets Inc. as Co-Lead Arrangers and Co-Book Managers (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.10	Form of Joinder to Loan and Security Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.11	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Daniel S. Slipkovich (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.12	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.13	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.14	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.15	Amendment No. 2 to Senior Management Agreement, dated as of September 1, 2010, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.16	Senior Management Agreement, dated May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and David Andrew Slusser (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.17	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., David Andrew Slusser and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.18	Senior Management Agreement, dated as of October 17, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Denise Wilder Warren (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.19	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.20	Senior Management Agreement, dated as of May 26, 2009, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Michael Wiechart (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.21	Form of Amendment No. 1 to Senior Management Agreement, dated as of August 24, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.22	Senior Management Agreement, dated November 7, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Howard T. Wall, III (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.23	Amendment No. 1 to Senior Management Agreement, dated May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Howard T. Wall, III (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.24	Confirmation of Departure Terms, effective June 10, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Howard T. Wall, III and RegionalCare Hospital Partners (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.25	Capella Holdings, Inc. 2006 Stock Option Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.26	Capella Holdings, Inc. Deferred Compensation Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.27	Computer and Data Processing Services Agreement, effective February 21, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.28	Amendment No. 001 to Computer and Data Processing Services Agreement, effective May 5, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.29	Lease Agreement, dated April 3, 2007, by and among Muskogee Medical Center Authority, d/b/a Muskogee Regional Medical Center , Muskogee Regional Medical Center, LLC, and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.30	Form of Redemption Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.31	Senior Management Agreement, dated September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil W. Kunkel (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 11, 2011) *

21.1	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management compensatory plan or arrangement.
**	Certain information has been omitted pursuant to a confidential treatment request filed with the SEC.