Form 10-Q
period 2012-03-31
Capella Healthcare, Inc.
filed 2012-05-04
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 3, 2012, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share and per share data)

	December 31, 2011 (a)	March 31, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42.4	$26.4
Accounts receivable, net of allowance for doubtful accounts of $86.6 at each of December 31, 2011 and March 31, 2012	112.5	134.0
Inventories	25.2	25.2
Prepaid expenses and other current assets	5.3	6.7
Other receivables	8.9	3.0
Deferred tax assets	1.7	3.9
Assets held for sale	15.0	12.9

Total current assets	211.0	212.1
Property and equipment, net	426.5	424.8
Goodwill	109.6	116.2
Intangible assets, net	7.7	7.7
Other assets, net	29.9	28.9

Total assets	$784.7	$789.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$26.8	$28.8
Salaries and benefits payable	21.9	25.0
Accrued interest	23.3	11.7
Other accrued liabilities	14.1	16.1

Total current liabilities	86.1	81.6
Long-term debt	495.1	495.3
Deferred income taxes	12.1	14.9
Other liabilities	26.5	28.6
Redeemable non-controlling interests	18.0	18.0
Due to parent	210.5	210.8
Stockholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	—	—
Retained deficit	(63.6)	(59.5)

Total stockholder’s deficit	(63.6)	(59.5)

Total liabilities and stockholder’s deficit	$784.7	$789.7

(a)	Derived from audited consolidated financial statements

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2012
Revenue before provision for bad debts	$187.4	$218.2
Provision for bad debts	(16.9)	(21.3)

Revenue	170.5	196.9
Costs and expenses:
Salaries and benefits	83.7	90.8
Supplies	27.7	29.1
Other operating expenses	36.0	46.9
Other income	—	(0.8)
Interest, net	12.7	13.0
Depreciation and amortization	8.4	8.8

Total costs and expenses	168.5	187.8

Income from continuing operations before income taxes	2.0	9.1
Income taxes	0.9	0.9

Income from continuing operations	1.1	8.2
Loss from discontinued operations, net of tax	(0.1)	(3.3)

Net income	1.0	4.9
Less: Net income attributable to non-controlling interests	0.6	0.2

Net income attributable to Capella Healthcare, Inc.	$0.4	$4.7

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Three Months Ended March 31, 2012

(in millions, except for share amounts)

			Retained Deficit	Total Stockholder’s Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2011 (a)	100	$—	$(63.6)	$(63.6)
Net income (unaudited)	—	—	4.7	4.7
Adjustment to redemption value of non-controlling interests	—	—	(0.6)	(0.6)

Balance at March 31, 2012 (unaudited)	100	$—	$(59.5)	$(59.5)

(a)	Derived from audited consolidated financial statements

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2012
Operating activities
Net income	$1.0	$4.9
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.1	3.3
Depreciation and amortization	8.4	8.8
Provision for bad debts	16.9	21.3
Deferred income taxes	0.6	0.6
Stock-based compensation	—	0.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(19.4)	(43.6)
Inventories	(0.1)	(0.6)
Prepaid expenses and other current assets	(1.9)	3.5
Accounts payable and other current liabilities	3.2	4.9
Accrued salaries	4.5	3.2
Accrued interest	(12.0)	(11.6)
Other	0.8	3.1

Net cash provided by (used in) operating activities – continuing operations	2.1	(1.9)
Net cash used in operating activities – discontinued operations	(1.5)	(2.1)

Net cash provided (used in) by operating activities	0.6	(4.0)
Investing activities
Acquisition of healthcare businesses	—	(6.5)
Purchases of property and equipment, net	(3.8)	(6.6)
Proceeds from disposition of hospital	—	1.6
Change in other assets	1.5	—

Net cash used in investing activities – continuing operations	(2.3)	(11.5)
Net cash used in investing activities – discontinued operations	(0.2)	—

Net cash used in investing activities	(2.5)	(11.5)
Financing activities
Advances (to) from Parent	(2.5)	0.3
Distributions to limited partners	(0.5)	(0.8)

Net cash used in financing activities – continuing operations	(3.0)	(0.5)
Net cash provided by financing activities – discontinued operations	2.3	—

Net cash used in financing activities	(0.7)	(0.5)

Change in cash and cash equivalents	(2.6)	(16.0)
Cash and cash equivalents at beginning of period	48.3	42.4

Cash and cash equivalents at end of period	$45.7	$26.4

Supplemental disclosure of cash flow information
Cash paid for interest	$23.7	$23.3

Cash paid for taxes	$0.1	$—

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 1. Organization and Basis of Presentation

Organization

Capella Healthcare, Inc., a Delaware corporation (the “Company”), is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying condensed consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner or managing member of such entities. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Recently Issued Accounting Pronouncements

In August 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and non-public, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 as of January 1, 2012 and it is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $4.1 million and $7.9 million for the three months ended March 31, 2011 and 2012, respectively.

Note 4. Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9  1/4% Notes”) was $500.0 million at March 31, 2012 as disclosed in Note 11. The estimated fair value of the 9 1/4% Notes at March 31, 2012 was approximately $511.3 million based on the average bid and ask price as quoted by the Company’s administrative agent.

Note 5. Revenue Recognition and Accounts Receivable

The Company recognizes revenue before the provision for bad debts, including revenue from in-house patients and patients which have been discharged but not yet billed, in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. The Company has entered into agreements with third-party payors, including government programs and managed care health plans, under which the Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors such as health maintenance organizations, preferred provider organizations and other private insurers are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s condensed consolidated financial statements are recorded at the amount expected to be received.

The Company’s Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program (“SHOPP”). On January 17, 2012, the Centers for Medicare & Medicaid Services (“CMS”) approved SHOPP with an effective date of July 1, 2011. The legislation related to SHOPP was signed into law by the Governor of Oklahoma on May 13, 2011, but was subject to approval by CMS. SHOPP, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. The Company recorded nine months of revenue and expenses associated with SHOPP during the quarter ended March 31, 2012, since CMS approval of the program did not occur until January 17, 2012.

The Company also recorded revenue and expenses related to the rural floor provision settlement litigation during the quarter ended March 31, 2012. The Balanced Budget Act of 1997 (“BBA”) established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation, in which the Company and several other hospital companies participated, has now been settled with a settlement agreement signed on April 5, 2012. As a result of the agreement, the Company recorded revenue and expenses related to the rural floor provision settlement during the quarter ended March 31, 2012, with the expectation that the Company will receive the additional Medicare payments by June 30, 2012.

During the first quarter ended March 31, 2012, the Company recorded revenue and expenses related to the prior period SHOPP program and rural floor provision settlement of $13.6 million and $5.1 million, respectively.

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the three months ended March 31, 2011 and 2012:

	Three months ended March 31,
	2011	2012(2)
Medicare(1)	39.8%	40.5%
Medicaid(1)	13.2	16.7
Managed Care and other	37.6	33.2
Self-Pay	9.4	9.6

Total	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The Company’s revenue payor mix for the three months ended March 31, 2012 has been impacted by the rural floor provision settlement and SHOPP described previously.

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2011 totaled $3.1 million compared to a receivable of $2.2 million as of March 31, 2012. The net estimated third-party payor settlements are included in accounts receivable in the accompanying condensed consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2012, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Provision and Allowance for Doubtful Accounts

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

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2011	$123.1	$78.2	$(114.7)	$86.6
Three months ended March 31, 2012	$86.6	$21.3	$(21.3)	$86.6

Note 6. Business Combinations

Acquisition of Muskogee Regional Cancer Center

Effective March 16, 2012, the Company acquired the assets of Muskogee Regional Cancer Center in Muskogee, Oklahoma from Muskogee Radiation Therapy Associates. The cash purchase price was $6.5 million and was funded with cash on hand. The Company completed its preliminary purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date, which resulted in goodwill of $6.5 million. However, certain adjustments to values may become necessary as additional information becomes available.

Note 7. Discontinued Operations

Effective December 31, 2011, the Company sold the assets and operations of Parkway Medical Center (“Parkway”), a 120-bed facility located in Decatur, Alabama. The proceeds from the sale were $20.5 million. The Company retained certain working capital of Parkway. The loss recorded on the sale of Parkway totaled approximately $6.7 million.

At December 31, 2011, the Company’s management committed to plans to sell certain of its other facilities in Alabama due to operating conditions at those facilities. Subsequently, on March 15, 2012, the Company completed the sale of Hartselle Medical Center (“Hartselle”), a 150-bed facility located in Hartselle, Alabama for $1.6 million. The Company retained all working capital of Hartselle, with the exception of inventory. The recorded impairment loss related to Hartselle totaled $5.3 million and was recorded in 2011. The Company intends to complete the divestiture of its remaining discontinued operations prior to December 31, 2012. The Company presented the operating results, financial positions and cash flows of these facilities as discontinued operations in the accompanying consolidated financial statements and certain assets of these facilities are reflected as assets held for sale prior to disposal in the accompanying condensed consolidated balance sheet at March 31, 2012.

Revenue before the provision for bad debts and the loss reported in discontinued operations are as follows (in millions):

	Three months ended March 31,
	2011	2012
Revenue before the provision for bad debts from discontinued operations	$21.2	$8.8

Loss from discontinued operations, net of tax	$(0.1)	$(3.3)

Note 8. Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with Accounting Standards Codification (“ASC”) 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles – Goodwill and Other” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment.

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of October 1, 2011 and did not incur an impairment charge.

The following table presents a roll-forward of the Company’s goodwill for the three months ended March 31, 2012 (in millions):

Goodwill
Balance at January 1, 2012:	$109.6
Acquisition of Muskogee Regional Cancer Center	6.5
Other	0.1

Balance at March 31, 2012	$116.2

The following table presents the components of the Company’s intangible assets at December 31, 2011 and March 31, 2012 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
December 31, 2011	$13.2	$(6.2)	$7.0
March 31, 2012	$13.6	$(6.6)	$7.0
Indefinite-lived intangible assets:
Certificates of need
December 31, 2011	$0.7	$—	$0.7
March 31, 2012	$0.7	$—	$0.7
Total intangible assets:
December 31 2011	$13.9	$(6.2)	$7.7
March 31, 2012	$14.3	$(6.6)	$7.7

Contract-Based Physician Minimum Revenue Guarantees

The Company committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees,” with various physicians practicing in the communities it services. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician to assist in establishing his or her practice.

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company committed to advance a maximum amount of approximately $4.1 million at March 31, 2012. As of December 31, 2011 and March 31, 2012, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $1.0 million and $1.2 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificates of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities of the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. The Company estimates the fair value of each certificate of need when the Company acquires a hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized.

Note 9. Income taxes

The Company had an effective tax rate of approximately 45.0% and 9.9% for the three months ended March 31, 2011 and 2012, respectively. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

Note 10. Commitments and Contingencies

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

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Note 11. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2011 and March 31, 2012 (in millions):

	December 31, 2011	March 31, 2012
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(4.9)	(4.7)

Total long-term debt	$495.1	$495.3

Maturities of the Company’s long-term debt at March 31, 2012 are as follows (in thousands):

2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter	500.0

$500.0

9 1/4% Senior Unsecured Notes

In June 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, the Company issued $500 million of 9 1/4% Notes and entered into a new senior secured asset-based loan (“ABL”), consisting of a $100 million revolving credit facility maturing in December 2014 (the “2010 Revolving Facility”). The proceeds from the sale of 9 1/4% Notes were used to repay the outstanding principal and interest related to the Company’s 2008 bank credit agreement and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

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

The Company may redeem up to 35% of the 9 1/4% Notes prior to July 1, 2013, with the net cash proceeds from certain equity offerings at a price equal to 109.25% of their principal amount, plus accrued and unpaid interest. The Company may redeem all or a part of the 9 1/4% Notes at any time on or after July 1, 2013, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the 9 1/4% Notes redeemed based on the following redemption schedule:

July 1, 2013 to June 30, 2014	106.938%

July 1, 2014 to June 30, 2015	104.625%

July 1, 2015 to June 30, 2016	102.313%

July 1, 2016 and thereafter	100.000%

If the Company experiences a change of control under certain circumstances, the Company must offer to repurchase all of the 9 1/4% Notes at a price equal to 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

The 9 1/4% Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

ABL and 2010 Revolving Facility

Upon the occurrence of certain events, the Company may request the 2010 Revolving Facility to be increased by an aggregate amount not to exceed $25.0 million. Availability under the 2010 Revolving Facility is subject to a borrowing base of 85% of eligible net accounts receivable. Borrowings under the ABL bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) Base Rate, as defined in the ABL, plus an applicable margin. The applicable margin in effect for borrowings during the two fiscal quarters following the date of the ABL was 2.25% with respect to Base Rate borrowings and 3.25% with respect to LIBOR borrowings. Beginning with third fiscal quarter following the date of the ABL, the applicable margin in effect for borrowings may be reduced to 2.00% with respect to Base Rate borrowings and 3.00% with respect to LIBOR borrowings, or increased to 2.50% with respect to Base Rate borrowings and 3.50% for LIBOR borrowings, subject to the company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal under the ABL, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. If the average facility usage, as defined, for the most recently ended calendar month is greater than or equal to 50% of the aggregate commitments for such calendar month, the commitment fee shall be 0.50% per annum. Otherwise, the commitment fee shall be 0.75% per annum. The Company must also pay customary letter of credit fees. Principal amounts outstanding under the ABL are due and payable in full at maturity (November 2014).

At March 31, 2012, the Company had no outstanding 2010 Revolving Facility loans. At March 31, 2012, the Company had a borrowing base of $69.9 million, less outstanding letters of credit of $4.6 million, as the collateral under the Company’s workers compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At March 31, 2012, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At March 31, 2012, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

Note 11. Guarantor and Non-Guarantor Supplementary Information

The 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company, as parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three months ended March 31, 2011 and 2012 and as of December 31, 2011 and March 31, 2012:

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended March 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$129.0	$58.4	$—	$187.4
Provision for bad debts	(0.8)	(11.7)	(4.4)	—	(16.9)

Revenue	(0.8)	117.3	54.0		170.5
Costs and expenses:
Salaries and benefits	3.1	58.2	22.4	—	83.7
Supplies	—	17.0	10.7	—	27.7
Other operating expenses	1.0	25.4	9.6	—	36.0
Equity in (earnings) losses of affiliates	(3.6)	—	—	3.6	—
Management fees	(3.9)	2.9	1.0	—	—
Interest, net	1.3	9.7	1.7	—	12.7
Depreciation and amortization	0.1	6.2	2.1	—	8.4

Total costs and expenses	(2.0)	119.4	47.5	3.6	168.5
Income (loss) from continuing operations before income taxes	1.2	(2.1)	6.5	(3.6)	2.0
Income taxes	0.8	0.1	—	—	0.9

Income (loss) from continuing operations	0.4	(2.2)	6.5	(3.6)	1.1
Income (loss) from discontinued operations	—	(0.2)	0.1	—	(0.1)

Net income (loss)	0.4	(2.4)	6.6	(3.6)	1.0
Less: Net income attributable to non-controlling interests	—	—	0.6	—	0.6

Net income (loss) attributable to Capella Healthcare, Inc.	$0.4	$(2.4)	$6.0	$(3.6)	$0.4

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended March 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$145.9	$72.3	$—	$218.2
Provision for bad debts	—	(13.2)	(8.1)	—	(21.3)

Revenue	—	132.7	64.2	—	196.9

Costs and expenses
Salaries and benefits	5.4	57.4	28.0	—	90.8
Supplies	—	17.1	12.0	—	29.1
Other operating expenses	2.5	31.4	13.0	—	46.9
Other income	—	(0.1)	(0.7)	—	(0.8)
Equity in (earnings) losses of affiliates	(9.7)	—	—	9.7	—
Management fees	(4.9)	3.4	1.5	—	—
Interest, net	1.1	9.6	2.3	—	13.0
Depreciation and amortization	—	6.2	2.6	—	8.8

Total costs and expenses	(5.6)	125.0	58.7	9.7	187.8

Income (loss) from continuing operations before income taxes	5.6	7.7	5.5	(9.7)	9.1
Income taxes	0.9	—	—	—	0.9

Income (loss) from continuing operations	4.7	7.7	5.5	(9.7)	8.2
Loss from discontinued operations	—	(3.2)	(0.1)	—	(3.3)

Net income (loss)	4.7	4.5	5.4	(9.7)	4.9
Less: Net income attributable to non-controlling interests	—	—	0.2	—	0.2

Net income (loss) attributable to Capella Healthcare, Inc.	$4.7	$4.5	$5.2	$(9.7)	$4.7

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$48.4	$(2.9)	$(3.1)	$—	$42.4
Accounts receivable, net	—	76.0	36.5	—	112.5
Inventories	—	15.5	9.7	—	25.2
Prepaid expenses and other current assets	1.4	2.7	1.2	—	5.3
Other receivables	0.8	7.4	0.7	—	8.9
Assets held for sale	—	15.0	—	—	15.0
Deferred tax assets	1.7	—	—	—	1.7

Total current assets	52.3	113.7	45.0	—	211.0

Property and equipment, net	4.0	296.1	126.4	—	426.5

Goodwill	109.6	—	—	—	109.6
Intangible assets, net	—	5.8	1.9	—	7.7
Investments in subsidiaries	13.0	—	—	(13.0)	—
Other assets, net	28.3	0.9	0.7	—	_29.9

	$207.2	$416.5	$174.0	$(13.0)	$784.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$1.1	$15.8	$9.9	$—	$26.8
Salaries and benefits payable	0.7	13.9	7.3	—	21.9
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	7.3	4.9	1.9	—	14.1

Total current liabilities	32.4	34.6	19.1	—	86.1

Long-term debt	—	389.7	105.4	—	495.1
Deferred income taxes	12.1	—	—	—	12.1
Other liabilities	26.3	0.2	—	—	26.5
Redeemable controlling interests	—	—	18.0	—	18.0
Due to parent	200.0	2.7	7.8	—	210.5
Total stockholder’s deficit	(63.6)	(10.7)	23.7	(13.0)	(63.6)

	$207.2	$416.5	$174.0	$(13.0)	$784.7

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

March 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31.9	$(3.1)	$(2.4)	$—	$26.4
Accounts receivable, net	(0.8)	93.3	41.5	—	134.0
Inventories	—	15.4	9.8	—	25.2
Prepaid expenses and other current assets	2.2	3.1	1.4	—	6.7
Other receivables	(0.1)	2.7	0.4	—	3.0
Assets held for sale	—	12.9	—	—	12.9
Deferred tax assets	3.9	—	—	—	3.9

Total current assets	37.1	124.3	50.7	—	212.1

Property and equipment, net	6.6	293.5	124.7	—	424.8

Goodwill	116.2	—	—	—	116.2
Intangible assets, net	—	5.6	2.1	—	7.7
Investments in subsidiaries	17.2	—	—	(17.2)	—
Other assets, net	28.2	0.6	0.1	—	28.9

	$205.3	$424.0	$177.6	$(17.2)	$789.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$1.5	$18.5	$8.8	$—	$28.8
Salaries and benefits payable	3.0	15.0	7.0	—	25.0
Accrued interest	11.7	—	—	—	11.7
Other accrued liabilities	8.7	5.3	2.1	—	16.1

Total current liabilities	24.9	38.8	17.9	—	81.6

Long-term debt	—	389.8	105.5	—	495.3
Deferred income taxes	14.9	—	—	—	14.9
Other liabilities	28.2	0.4	—	—	28.6
Redeemable controlling interests	—	—	18.0	—	18.0
Due to (from) parent	196.8	4.9	9.1	—	210.8
Total stockholder’s deficit	(59.5)	(9.9)	27.1	(17.2)	(59.5)

	$205.3	$424.0	$177.6	$(17.2)	$789.7

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Three Months Ended March 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$0.4	$(2.4)	$6.6	$(3.6)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(3.6)	—	—	3.6	—
Loss from discontinued operations	—	0.2	(0.1)	—	0.1
Depreciation and amortization	0.1	6.2	2.1	—	8.4
Provision for bad debts	0.8	11.7	4.4	—	16.9
Deferred income taxes	0.6	—	—	—	0.6
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	0.4	(11.0)	(8.8)	—	(19.4)
Inventories	—	(0.1)	—	—	(0.1)
Prepaid expenses and other current assets	(1.3)	(1.0)	0.4	—	(1.9)
Accounts payable and other current liabilities	0.7	1.8	0.7	—	3.2
Accrued salaries	0.4	3.2	0.9	—	4.5
Accrued interest	(12.0)	—	—	—	(12.0)
Other	1.3	(0.5)	—	—	0.8

Net cash provided by (used in) operating activities – continuing operations	(12.2)	8.1	6.2	—	2.1
Net cash used in operating activities – discontinued operations	—	(1.4)	(0.1)	—	(1.5)

Net cash provided by (used in) operating activities	(12.2)	6.7	6.1	—	0.6

Investing activities:
Purchase of property and equipment, net	—	(2.7)	(1.1)	—	(3.8)
Change in other assets	0.6	0.8	0.1	—	1.5

Net cash provided by (used in) investing activities – continuing operations	0.6	(1.9)	(1.0)	—	(2.3)
Net cash used in investing activities – discontinued operations	—	(0.2)	—	—	(0.2)

Net cash provided by (used in) investing activities	0.6	(2.1)	(1.0)	—	(2.5)

Financing activities:
Advances to (from) Parent	6.3	(4.2)	(4.6)		(2.5)
Distributions to non-controlling interests	—	—	(0.5)	—	(0.5)

Net cash provided by (used in) financing activities – continuing operations	6.3	(4.2)	(5.1)	—	(3.0)
Net cash provided by financing activities – discontinued operations	—	2.3	—	—	2.3

Net cash provided by (used in) financing activities	6.3	(1.9)	(5.1)	—	(0.7)

Change in cash and cash equivalents	(5.3)	2.7	—	—	(2.6)
Cash and cash equivalents at beginning of year	55.0	(4.6)	(2.1)	—	48.3

Cash and cash equivalents at end of year	$49.7	$(1.9)	$(2.1)	$—	$45.7

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Three Months Ended March 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$4.7	$4.5	$5.4	$(9.7)	$4.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(9.7)	—	—	9.7	—
Loss from discontinued operations	—	3.2	0.1	—	3.3
Depreciation and amortization	—	6.2	2.6	—	8.8
Provision for bad debts	—	13.2	8.1	—	21.3
Deferred income taxes	0.6	—	—	—	0.6
Stock-based compensation	0.3	—	—	—	0.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	0.8	(31.3)	(13.1)	—	(43.6)
Inventories	—	(0.5)	(0.1)	—	(0.6)
Prepaid expenses and other current assets	0.2	3.1	0.2	—	3.5
Accounts payable and other current liabilities	1.8	4.1	(1.0)	—	4.9
Accrued salaries	2.0	1.5	(0.3)	—	3.2
Accrued interest	(11.6)	—	—	—	(11.6)
Other	1.2	0.6	1.3	—	3.1

Net cash provided by (used in) operating activities – continuing operations	(9.7)	4.6	3.2	—	(1.9)
Net cash used in operating activities – discontinued operations	—	(2.0)	(0.1)	—	(2.1)

Net cash provided by (used in) operating activities	(9.7)	2.6	3.1	—	(4.0)

Investing activities:
Acquisition of healthcare business	(6.5)	—	—		(6.5)
Purchase of property and equipment, net	(4.3)	(1.4)	(0.9)	—	(6.6)
Proceeds from disposition of hospital	1.6	—	—		1.6

Net cash used in investing activities	(9.2)	(1.4)	(0.9)	—	(11.5)

Financing activities:
Advances to (from) Parent	2.4	(1.4)	(0.7)		0.3
Distributions to non-controlling interests	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) financing activities – continuing operations	2.4	(1.4)	(1.5)	—	(0.5)

Change in cash and cash equivalents	(16.5)	(0.2)	0.7	—	(16.0)
Cash and cash equivalents at beginning of year	48.4	(2.9)	(3.1)	—	42.4

Cash and cash equivalents at end of year	$31.9	$(3.1)	$(2.4)	$—	$26.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and accompany notes included elsewhere in this report and (ii) our consolidated financial statements and accompany notes and discussion and analysis of our financial condition and results of operations include in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012 (the “2011 Annual Report on Form 10-K”). We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes. Unless the context requires otherwise, Capella Healthcare, Inc. and its subsidiaries are referred to in this section as “Capella,” the “Company,” “we,” “us” and “our.”

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements,” which are intended to be covered by the safe harbors created by federal securities laws. Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this discussion by use of words including but not limited to “may,” “believe,” “will,” “should,” “expect,” “estimate,” “anticipate,” “intend,” and “plan.” These statements are based upon estimates and assumptions made by Capella’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These factors, risks and uncertainties include, but are not limited to, those described in the “Risk Factors” section of our 2011 Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update publicly or to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; future financial performance and condition; industry and general economic trends, including the impact of the current economic environment, changes to reimbursement, patient volumes and related revenue; our compliance with new and existing laws and regulations, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the impact of bad debt expenses; anticipated revenue from Medicare and Medicaid electronic health records (“EHR”) incentive payments; future liquidity and capital resources; and existing and future debt.

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Any factor described in this report and the 2011 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or the 2011 Annual Report on Form 10-K that could also cause results to differ from our expectations. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in our primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in seven states. As of March 31, 2012, on a consolidated basis, we operated 12 acute care hospitals (eleven of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,529 licensed beds, excluding assets held for sale and included in discontinued operations. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

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

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2012. The United States Supreme Court recently heard arguments regarding the constitutionality of the Affordable Care Act and is expected to render a decision in the summer of 2012. The Supreme Court is considering four issues: (1) whether the “individual mandate” — the requirement that all individuals purchase some form of health insurance — is constitutional; (2) if the individual mandate is found unconstitutional, whether it is severable from the remainder of the Affordable Care Act; (3) whether the Affordable Care Act’s requirement that states expand Medicaid eligibility or risk losing federal funds is constitutional; and (4) whether the individual mandate is a tax for purposes of the Anti-Injunction Act, meaning that plaintiffs seeking to challenge the requirement must wait until it takes effect in 2014. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act on our revenue and results of operations due to pending Supreme Court review, its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three months ended March 31, 2012, we recognized $0.8 million of other income related to estimated EHR incentive payments. We currently estimate that at a minimum the total costs incurred to comply will be recovered through this initiative.

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

Pay for Performance and Quality Related Reimbursement

Many payors, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past. For FFY 2012, Medicare expanded the number of quality measures to be reported to 72, compared to 55 during FFY 2011. In addition, the Medicare 2013 Proposed Inpatient Prospective Payment System rule continues the focus on tying Medicare payments to value-based and quality-driven efforts. Medicare proposes to create a more streamlined measure set of 59 quality measures for FFY 2015 and 60 for FFY 2016. The proposed rule also would implement payment provisions related to CMS’s effort to reduce the number of hospital readmissions. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements. While current Medicare guidelines and contracts with most managed care payors provide for reimbursement based upon the reporting of quality measures, we believe significant payors will utilize the quality measures to determine reimbursement rates for hospital services. We have developed key processes and infrastructure that we believe enable us to meet or exceed the current established quality guidelines. We plan to continue to invest in quality initiatives and technology in order to meet the quality demands of our payors in the future.

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

HIPPA

In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases (“ICD-10”), which establishes an updated code set to be used for classifying health care diagnoses and procedures. Entities covered under HIPAA will be required to use the ICD-10, which contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system. Because of the greater number of codes, the coding for the services provided in our facilities will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. HIPAA currently requires implementation of ICD-10 to be achieved by October 1, 2013. However, on April 9, 2012, CMS released a proposed rule that would delay the effective date of the ICD-10 transition to October 1, 2014. If any of our facilities fail to implement the new coding system by the deadline, the affected facility will not be paid for services. We are not able to predict the timeframe or the overall financial impact of the transition to ICD-10.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. For the three months ended March 31, 2012, our same-facility uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 21.4%, compared to 19.3% during the same prior year period.

We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2011 and March 31, 2012:

December 31, 2011	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.4%	0.7%	0.4%	27.5%
Medicaid(1)	6.2	0.7	0.6	7.5
Managed Care and Other	18.9	1.8	1.1	21.8
Self-Pay(2)	10.6	9.6	23.0	43.2

Total	62.1%	12.8%	25.1%	100.0%

March 31, 2012	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.9%	0.7%	0.6%	28.2%
Medicaid(1)	6.7	0.6	0.6	7.9
Managed Care and Other	19.4	1.6	1.3	22.3
Self-Pay(2)	11.7	8.7	21.2	41.6

Total	64.7%	11.6%	23.7%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenue/Volume Trends

Revenue for the three months ended March 31, 2012, increased 15.5% to $196.9 million, compared to $170.5 million in the same prior year period. Our revenue depends upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

Revenue

The primary sources of our revenue before the provision for bad debts include various managed care payors, including managed Medicare and managed Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and patients themselves. We are typically paid less than our gross charges, regardless of the payor source, and report revenue before the provision for bad debts to reflect contractual adjustments and other allowances required by managed care providers and federal and state agencies. Our revenue for the three months ended March 31, 2012 was impacted by the following items.

Our Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP. On January 17, 2012, CMS approved SHOPP with an effective date of July 1, 2011. The legislation related to SHOPP was signed into law by the Governor of Oklahoma on May 13, 2011, but subject to approval by CMS. SHOPP, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. We plan to use revenue from this assessment to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. We recorded nine months of revenue and expenses associated with SHOPP during the three months ended March 31, 2012, since CMS approval of the program did not occur until January 17, 2012. This approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles.

We also recorded revenue and expenses related to the rural floor provision settlement litigation during the quarter ended March 31, 2012. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation, in which we and several other hospital companies participated, has now been settled with a settlement agreement signed on April 5, 2012. As a result of the agreement, we recorded revenue and expenses related to the rural floor provision settlement during the three months ended March 31, 2012 with the expectation that we will receive the additional Medicare payments by June 30, 2012.

During the three months ended March 31, 2012, we recorded revenue and expenses related to the prior period SHOPP program and rural floor provision settlement of $13.6 million and $5.1 million, respectively.

Admissions and adjusted admissions increased 6.3% and 12.0%, respectively, for the three months ended March 31, 2012, compared to the same prior year period. On a same-facility basis, admissions and adjusted admission increased 1.4% and 6.3%, respectively, compared to the same prior year period.

On a same-facility basis, our inpatient volume was pressured by inpatient surgeries that declined by 7.4% for the three months ended March 31, 2012, compared to the same prior year period. Also, our hospital volumes were negatively impacted, in part, by the impact of continued high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures, all resulting from the impact of the current economic environment. We experienced an increase in same-facility outpatient surgeries of 17.3% for the three months ended March 31, 2012, compared to the same prior year period. We believe the increase in outpatient surgeries is due, in part, to our success in recruiting specialty physicians who perform a high number of outpatient procedures, the addition of a surgery center at one of our hospitals, and the continuing industry shift from an inpatient hospital setting to a more outpatient focused healthcare environment.

We believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to patient care excellence and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue after the provision for bad debts by payor for the quarters ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012(2)
Medicare(1)	43.6%	44.2%
Medicaid(1)	14.6%	15.7%
Managed Care and Other	40.4%	38.1%
Self-pay	1.4%	2.0%

Total	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	Our revenue pay or mix has been impacted by the rural floor provision settlement and SHOPP described above.

Revenue per adjusted admission increased 3.1% for the three months ended March 31, 2012, compared to the same prior year period. Same-facility revenue per adjusted admission increased 5.0% for the three months ended March 31, 2012 compared to the same prior year period. Our revenue per adjusted admission has been impacted by the revenue recognized from SHOPP and rural floor provision settlement discussed above. Excluding the revenue related to SHOPP and rural floor settlement, our same-facility revenue per adjusted admission declined 2.5% for the three months ended March 31, 2012, compared to the same prior year period. The decrease is due to an increase in uncompensated care over the prior quarter, a decline in acuity during the quarter with our same-facility Medicare case mix index declining 1.4%, and the impact of service line rotation as we saw a higher number of lower reimbursement cases such as behavioral and urology combined with a decline in higher reimbursement cases such as orthopedics. We have also experienced moderating rates of pricing growth resulting from the impact of high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis. As well, the impact of state budgetary issues on Medicaid funding has resulted in some rate cuts to providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue to work through budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.

See “Item 1 — Business — Sources of Revenue” and “Item 1 — Business — Government Regulation and Other Factors”, included in our 2011 Annual Report, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Affordable Care Act is also addressed in the 2011 Annual Report on Form 10-K.

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

Our critical accounting estimates are more fully described in the 2011 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2011.

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three months ended March 31, 2011 and 2012, respectively.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2012
	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$187.4	109.9%	$218.2	110.8%
Provision for bad debts	(16.9)	(9.9)%	(21.3)	(10.8)%

Revenue	170.5	100.0%	196.9	100.0%

Costs and expenses:
Salaries and benefits	83.7	49.1%	90.8	46.1%
Supplies	27.7	16.2%	29.1	14.8%
Other operating expenses	36.0	21.1%	46.9	23.8%
Other income	—	—	(0.8)	(0.4)%
Depreciation and amortization	8.4	4.9%	8.8	4.5%
Interest, net	12.7	7.4%	13.0	6.6%

Total costs and expense	168.5	98.8%	187.8	95.4%

Income from continuing operations before income taxes	2.0	1.2%	9.1	4.6%
Income taxes	0.9	0.5%	0.9	0.5%

Income from continuing operations	1.1	0.6%	8.2	4.2%
Loss from discontinued operations, net of taxes	(0.1)	(0.1)%	(3.3)	(1.7)%

Net income	$1.0	0.4%	$4.9	2.5%

Less: Net income attributable to non-controlling interests	0.6	0.4%	0.2	0.1%

Net income attributable to Capella Healthcare, Inc.	$0.4	0.2%	$4.7	2.4%

The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012
Continuing operations:(1)

Admissions(2)	10,898	11,582
Adjusted admissions(3)	21,628	24,220
Revenue per adjusted admission	$7,883	$8,130
Inpatient surgeries	2,486	2,408
Outpatient surgeries(4)	4,775	5,765
Emergency room visits(5)	48,979	56,830

Same-facility:(6)

Admissions(2)	10,898	11,048
Adjusted admissions(3)	21,628	22,999
Revenue per adjusted admission	$7,883	$8,274
Inpatient surgeries	2,486	2,303
Outpatient surgeries(4)	4,775	5,600
Emergency room visits(5)	48,979	53,031

(1)	Excludes all operations included in discontinued operations.
(2)	Represents the total number of patients admitted (in the facility for a period in excess of 23 hours) to our hospitals and used by management and investors as a general measure of inpatient volume.
(3)	Adjusted admissions are used as general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue.
(4)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(5)	Represents the total number of hospital-based emergency room visits.
(6)	Excludes Dekalb Community Hospital and Stones River Hospital which were acquired in July 2011 through our acquisition of a 60% interest in Cannon County Hospital, LLC (“CCH”).

Three Months Ended March 31, 2012 Compared to March 31, 2011

Revenue. Revenue for the three months ended March 31, 2012 was $196.9 million, an increase of $26.4 million, or 15.4%, over the prior year quarter. The increase in revenue was due primarily to the following items: (i) the acquisitions of Dekalb Community Hospital and Stones River Hospital, which became part of the Company in July 2011 through our acquisition of a 60% interest in CCH, contributed approximately $7.5 million of revenue, and (ii) the revenue recorded related to SHOPP and rural floor settlement discussed previously contributed approximately $13.6 million of revenue. The balance of the increase is due to an increase in same-facility adjusted admissions of 6.3%, offset by a decline in same-facility revenue per adjusted admission (and excluding SHOPP and rural floor revenue) of approximately 2.5%.

Our revenue also was affected by an increase in our provision for bad debts, which was up $4.4 million, or 26.0% compared to the prior year period. The increase in bad debts was due primarily to the growth in uninsured patient volume and revenue. On a same-facility basis, self-pay admissions increased 13.0% and were 6.1% of total admissions, which increased from 5.5% in the prior year. Self-pay gross revenue increased 17.1%, compared to the prior year period.

Salaries and benefits. Salaries and benefits for the three months ended March 31, 2012 was $90.8 million, or 46.1% of revenue, compared to $83.7 million, or 49.1% of revenue in the prior year quarter. Our salaries and benefits margin was impacted by the SHOPP program and rural floor settlement revenue discussed previously. On a same-facility basis, and excluding revenue related to the prior period SHOPP program and rural floor settlement, salaries and benefits as a percentage of revenue was 49.0% for the quarter ended March 31, 2012, compared to 49.1% in the prior year quarter. As a result of the rural floor provision settlement, we recorded an additional $2.2 million in incentive compensation for our employees in accordance with our incentive plan provisions during the quarter ended March 31, 2012. Excluding this additional compensation expense, our salaries and benefits margin was 47.8%. The improvement in our salaries and benefits margin was due primarily to a reduction in contract labor and productivity improvements.

Supplies. Supplies expense for the three months March 31, 2012 was $29.1 million, or 14.8% of revenue, compared to $27.7 million, or 16.2% of revenue in the prior year quarter. Our supplies margin was impacted by the SHOPP program and rural floor settlement revenue discussed previously. On a same-facility basis, and excluding revenue related to the prior period SHOPP program and rural floor settlement, supplies expense as a percentage of revenue was 15.9%, compared to 16.2% in the prior year quarter. The improvement in our supplies margin was due primarily to the decline in supply intensive in-patient surgical cases as well as our continued efforts to manage supply costs.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the three months ended March 31, 2012 was $46.9 million, or 23.8% of revenue, compared to $36.0 million, or 21.1% of revenue in the prior year quarter. Our other operating expense margin was impacted by the SHOPP program and rural floor settlement revenue discussed previously. On a same-facility basis, and excluding revenue and expenses related to the SHOPP program and rural floor settlement, other operating expenses as a percentage of revenue was 23.7%, compared to 21.1% in the prior year quarter, an increase of 260 basis points. The increase in our other operating expenses margin is due to an increase in provider taxes, which accounts for 140 basis points of the increase, professional fees which accounts for 50 basis points of the increase due to the implementation of hospitalist programs at two of our hospitals, an increase in acquisition costs which accounts for 30 basis points of the increase and an increase in information technology expenses due to meaningful use requirements and physician practices which accounts for the balance of the increase.

Other income. Other income includes EHR incentive payments which represent those incentives under the HITECH Act for which the recognition criteria has been met. For the three months ended March 31, 2012, we recognized approximately $0.8 million of incentive reimbursements.

Other. Depreciation and amortization and interest expense were consistent with the prior year period. The decrease as a percentage of revenue is due primarily to the impact of the SHOPP program and rural floor settlement revenue discussed previously.

Income taxes. Our effective tax rate from continuing operations was approximately 9.9% for the three months ended March 31, 2012 compared to 45.0% for the prior year quarter. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the three months ended March 31, 2011 and 2012.

	Three Months Ended March 31,
	2011	2012
	(In millions)
Cash provided by (used in) operating activities	$0.6	$(4.0)
Cash used in investing activities	(2.5)	(11.5)
Cash used in financing activities	(0.7)	(0.5)

Operating Activities

Cash used in operating activities decreased $4.6 million for the three months ended March 31, 2012, compared to cash provided by operating activities of $0.6 million in the prior year quarter. The decrease in operating cash flows was due primarily to an increase in receivables during the quarter. The increase in receivables was due to amounts recorded related to the rural floor settlement. We expect to receive payments related to the rural floor settlement by June 30, 2012.

At March 31, 2012, we had working capital, excluding assets held for sale, of $117.6 million, including cash and cash equivalents of $26.4 million, compared to working capital at December 31, 2011 of $109.9 million, including cash and cash equivalents of $42.4 million.

Investing Activities

Cash used in investing activities increased from $2.5 million for the three months ended March 31, 2011 to $11.5 million for the quarter ended March 31, 2012. We spent approximately $6.5 million during the quarter for our purchase of Muskogee Regional Cancer Center in Muskogee, Oklahoma. Capital expenditures for the quarter ended March 31, 2011 were $3.8 million compared to $6.6 million for the quarter ended March 31, 2012. During the three months ended March 31, 2012, we spent approximately $3.7 million on information technology, $1.7 million on growth capital, with the remainder on routine capital. We also received proceeds on the divestiture of Hartselle Medical Center in Hartselle, Alabama of $1.6 million during the three months ended March 31, 2012.

Financing Activities

Cash flows used in financing activities was $0.7 million for the three months ended March 31, 2011, compared to $0.5 million for the quarter ended March 31, 2012.

Capital Resources

The Refinancing

In June 2010, we completed a comprehensive refinancing plan, or the Refinancing. Under the Refinancing, we issued $500.0 million of the 9 1/4% Senior Unsecured Notes due 2017, or the 9 1/4% Notes, in a private placement offering and entered into a new senior secured asset based loan, or the ABL, consisting of a $100.0 million revolving credit facility maturing in November 2014, or the 2010 Revolving Facility. The proceeds from the 9 1/4% Notes were used to repay the outstanding principal and interest related to our previous term loan facility and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Effective November 4, 2011, in accordance with a registration rights agreement entered into by us in connection with the private placement offering of the 9 1/4% Notes, we completed the exchange of the 9 1/4% Notes for $500.0 million in registered 9 1/4% Notes with substantially identical terms as the 9 1/4% Notes. We did not receive any proceeds from this exchange.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2011 and March 31, 2012, we were in compliance with all debt covenants that were subject to testing at such dates.

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

We had $42.4 million and $26.4 million of cash and cash equivalents as of December 31, 2011 and March 31, 2012, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

Obligations and Commitments

During the three months ended March 31, 2012, there were no material changes in our contractual obligations as presented in our 2011 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2012, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By: /s/ Steven R. Brumfield

       Steven R. Brumfield

       Vice President and Controller

       (principal accounting officer and authorized officer)

Date: May 4, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.