Form 10-Q
period 2012-06-30
Capella Healthcare, Inc.
filed 2012-08-03
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share and per share data)

	December 31, 2011 (a)	June 30, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42.4	$40.6
Accounts receivable, net of allowance for doubtful accounts of $86.6 and $88.5 at December 31, 2011 and June 30, 2012, respectively	112.5	122.4
Inventories	25.2	25.0
Prepaid expenses and other current assets	5.3	7.0
Other receivables	8.9	1.9
Deferred tax assets	1.7	4.6
Assets held for sale	15.0	12.7

Total current assets	211.0	214.2
Property and equipment, net	426.5	427.7
Goodwill	109.6	117.5
Intangible assets, net	7.7	7.3
Other assets, net	29.9	33.2

Total assets	$784.7	$799.9

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$26.8	$24.8
Salaries and benefits payable	21.9	21.6
Accrued interest	23.3	23.3
Other accrued liabilities	14.1	17.4

Total current liabilities	86.1	87.1
Long-term debt	495.1	495.5
Deferred income taxes	12.1	16.3
Other liabilities	26.5	33.5
Redeemable non-controlling interests	18.0	20.9
Due to parent	210.5	211.0
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	—	—
Retained deficit	(63.6)	(64.4)

Total stockholder’s deficit	(63.6)	(64.4)

Total liabilities and stockholder’s deficit	$784.7	$799.9

(a)	Derived from audited consolidated financial statements

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue before provision for bad debts	$189.7	$208.2	$377.1	$426.4
Provision for bad debts	(19.6)	(23.9)	(36.5)	(45.2)

Revenue	170.1	184.3	340.6	381.2
Costs and expenses:
Salaries and benefits	82.1	85.8	165.8	176.6
Supplies	28.0	28.7	55.7	57.8
Other operating expenses	36.2	46.4	72.2	93.3
Other income	(1.9)	(0.4)	(1.9)	(1.2)
Management fees	0.1	0.1	0.1	0.1
Interest, net	12.7	12.9	25.4	25.9
Depreciation and amortization	8.0	8.8	16.4	17.6

Total costs and expenses	165.2	182.3	333.7	370.1

Income from continuing operations before income taxes	4.9	2.0	6.9	11.1
Income taxes	0.9	0.9	1.8	1.8

Income from continuing operations	4.0	1.1	5.1	9.3
Loss from discontinued operations, net of tax	(0.3)	(2.4)	(0.4)	(5.7)

Net income (loss)	3.7	(1.3)	4.7	3.6
Less: Net income attributable to non-controlling interests	0.4	—	1.0	0.2

Net income (loss) attributable to Capella Healthcare, Inc.	$3.3	$(1.3)	$3.7	$3.4

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Six Months Ended June 30, 2012

(In millions, except for share amounts)

			Retained Deficit	Total Stockholder’s Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2011 (a)	100	$—	$(63.6)	$(63.6)
Net income (unaudited)	—	—	3.4	3.4
Establishment of non-controlling interests related to St. Thomas joint venture	—	—	(3.5)	(3.5)
Adjustment to redemption value of non-controlling interests	—	—	(0.7)	(0.7)

Balance at June 30, 2012 (unaudited)	100	$—	$(64.4)	$(64.4)

(a)	Derived from audited consolidated financial statements

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2012
Operating activities
Net income	$4.7	$3.6
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	0.4	5.7
Depreciation and amortization	16.4	17.6
Provision for bad debts	36.5	45.2
Deferred income taxes	1.2	1.2
Stock-based compensation	0.2	0.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(41.3)	(57.1)
Inventories	(0.3)	(0.6)
Prepaid expenses and other current assets	(0.4)	3.6
Accounts payable and other current liabilities	3.3	3.8
Accrued salaries	2.0	(1.4)
Accrued interest	(0.4)	—
Other	0.2	3.6

Net cash provided by operating activities – continuing operations	22.5	25.7
Net cash used in operating activities – discontinued operations	(0.2)	(2.1)

Net cash provided by operating activities	22.3	23.6
Investing activities
Deposit paid for acquisitions	(32.0)	—
Acquisition of healthcare businesses	—	(6.5)
Purchases of property and equipment, net	(13.0)	(17.5)
Proceeds from disposition of hospital	—	1.6
Change in other assets	3.8	—

Net cash used in investing activities – continuing operations	(41.2)	(22.4)
Net cash used in investing activities – discontinued operations	(0.9)	—

Net cash used in investing activities	(42.1)	(22.4)
Financing activities
Advances (to) from Parent	(2.6)	(1.0)
Distributions to non-controlling interests	(0.6)	(0.9)
Repurchase of non-controlling interests	—	(1.1)

Net cash used in financing activities – continuing operations	(3.2)	(3.0)
Net cash provided by financing activities – discontinued operations	2.7	—

Net cash used in financing activities	(0.5)	(3.0)

Change in cash and cash equivalents	(20.3)	(1.8)
Cash and cash equivalents at beginning of period	48.3	42.4

Cash and cash equivalents at end of period	$28.0	$40.6

Supplemental disclosure of cash flow information
Cash paid for interest	$24.0	$23.6

Cash paid for taxes	$0.6	$0.4

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

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

Note 3. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $3.8 million and $4.4 million for the three months ended June 30, 2011 and 2012, respectively, and $7.9 million and $12.3 million for the six months ended June 30, 2011 and 2012, respectively.

Note 4. Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9  1/4% Senior Unsecured Notes due 2017 (the “9  1/4% Notes”) was $500.0 million at June 30, 2012 as disclosed in Note 11. The estimated fair value of the 9  1/4% Notes at June 30, 2012 was approximately $518.8 million based on the average bid and ask price as quoted by the Company’s administrative agent and is categorized as Level 1 within the fair value hierarchy in accordance with Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures.”

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

The Company’s Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program (“SHOPP”). On January 17, 2012, the Centers for Medicare & Medicaid Services (“CMS”) approved SHOPP with an effective date of July 1, 2011. The legislation related to SHOPP was signed into law by the Governor of Oklahoma on May 13, 2011, but was subject to approval by CMS. SHOPP, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. Since CMS approval of the program did not occur until January 17, 2012, the Company recorded twelve months of revenue and expenses associated with SHOPP during the six months ended June 30, 2012.

The Company also recorded revenue and expenses related to the rural floor provision settlement litigation during the six months ended June 30, 2012. The Balanced Budget Act of 1997 (“BBA”) established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation, in which the Company and several other hospital companies participated, has now been settled with a settlement agreement signed on April 5, 2012. As a result of the agreement, the Company recorded revenue and expenses related to the rural floor provision settlement during the six months ended June 30, 2012.

During the six months ended June 30, 2012, the Company recorded revenue and expenses related to the prior period SHOPP program and rural floor provision settlement of $13.6 million and $5.1 million, respectively.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the three and six months ended June 30, 2011 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2011	2012(2)	2011	2012(2)
Medicare(1)	39.7%	39.8%	39.8%	40.0%
Medicaid(1)	12.2	14.2	12.7	15.5
Managed Care and other	38.1	35.5	37.8	34.4
Self-Pay	10.0	10.5	9.7	10.1

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The Company’s percentage of revenue by payor for the three months ended June 30, 2012 has been impacted by SHOPP revenue recorded. The Company’s percentages for the six months ended June 30, 2012 have been impacted by the rural floor provision settlement and prior period SHOPP described previously.

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

as of December 31, 2011 totaled $3.1 million compared to $4.3 million as of June 30, 2012. The net estimated third-party payor settlements are included in accounts receivable in the accompanying condensed consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.5 million and $1.2 million for the three months ended June 30, 2011 and 2012, respectively, and increase to revenues of $0.3 million and $1.1 million for the six months ended June 30, 2011 and 2012, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for bad debts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. The Company considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Accounts written off are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of the Company’s accounts receivable. The Company performs the hindsight analysis on a quarterly basis for all hospitals, utilizing rolling twelve-month accounts receivable collection, write-off, and recovery data. The Company supplements its hindsight analysis with other analytical tools, including, but not limited to, revenue days in accounts receivable, historical cash collections experience and revenue trends by payor classification. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2011	$123.1	$78.2	$(114.7)	$86.6
Six months ended June 30, 2012	$86.6	$45.2	$(43.3)	$88.5

Note 6. Business Combinations

Acquisition of Artesian Cancer Center at Muskogee

Effective March 16, 2012, the Company acquired the assets of Muskogee RT Associates, LLC d/b/a Artesian Cancer Center at Muskogee (“Artesian Cancer Center”) in Muskogee, Oklahoma from Muskogee RT Associates, LLC. The cash purchase price was $6.5 million and was funded with cash on hand. The Company completed its preliminary purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date, which resulted in goodwill of $6.5 million. However, certain adjustments to values may become necessary as additional information becomes available.

Effective April 30, 2012, the Company entered into a joint venture agreement with St. Thomas Health in Tennessee. In exchange for a 6.49% minority ownership at certain of the Company’s hospitals, St. Thomas Health contributed approximately $0.5 million in equipment. The fair value of the St. Thomas Health non-controlling interest at June 30, 2012 was approximately $4.0 million and is included in redeemable non-controlling interests on the accompanying condensed consolidated balance sheet.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Note 7. Discontinued Operations

Effective December 31, 2011, the Company sold the assets and operations of Parkway Medical Center (“Parkway”), a 120-bed facility located in Decatur, Alabama. The proceeds from the sale were $20.5 million. The Company retained certain working capital of Parkway. The loss recorded on the sale of Parkway totaled approximately $6.7 million.

At December 31, 2011, the Company’s management committed to plans to sell certain of its other facilities in Alabama due to operating conditions at those facilities. Subsequently, on March 15, 2012, the Company completed the sale of Hartselle Medical Center (“Hartselle”), a 150-bed facility located in Hartselle, Alabama for $1.6 million. The Company retained all working capital of Hartselle, with the exception of inventory. The recorded impairment loss related to Hartselle totaled $5.3 million and was recorded in 2011. The Company intends to complete the divestiture of its remaining discontinued operations prior to December 31, 2012. The Company presented the operating results, financial positions and cash flows of these facilities as discontinued operations in the accompanying consolidated financial statements and certain assets of these facilities are reflected as assets held for sale prior to disposal in the accompanying condensed consolidated balance sheet at June 30, 2012.

Revenue before the provision for bad debts and the loss reported in discontinued operations are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2012	2011	2012
Revenue before the provision for bad debts from discontinued operations	$22.2	$5.5	$43.4	$14.3

Loss from discontinued operations, net of tax	$(0.3)	$(2.4)	$(0.4)	$(5.7)

Note 8. Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with Accounting Standards Codification (“ASC”) 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles – Goodwill and Other,” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment.

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

The following table presents a roll-forward of the Company’s goodwill for the six months ended June 30, 2012 (in millions):

Goodwill
Balance at January 1, 2012:	$109.6
Acquisition of Artesian Cancer Center at Muskogee	6.5
Other	1.4

Balance at June 30, 2012	$117.5

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

The following table presents the components of the Company’s intangible assets at December 31, 2011 and June 30, 2012 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
December 31, 2011	$13.2	$(6.2)	$7.0
June 30, 2012	$13.8	$(7.2)	$6.6
Indefinite-lived intangible assets:
Certificates of need:
December 31, 2011	$0.7	$—	$0.7
June 30, 2012	$0.7	$—	$0.7
Total intangible assets:
December 31, 2011	$13.9	$(6.2)	$7.7
June 30, 2012	$14.5	$(7.2)	$7.3

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company committed to advance a maximum amount of approximately $3.5 million at June 30, 2012. As of December 31, 2011 and June 30, 2012, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $1.0 million and $1.4 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Certificates of Need

The construction or acquisition of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificates of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities of the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. The Company estimates the fair value of each certificate of need when the Company acquires a hospital. In addition, these intangible assets were determined to have indefinite lives and, accordingly, are not amortized.

Note 9. Income taxes

The Company had an effective tax rate of approximately 18.4% and 45.0% for the three months ended June 30, 2011 and 2012, respectively, and 26.1% and 16.2% for the six months ended June 30, 2011 and 2012, respectively. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-lived intangible assets.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Note 11. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2011 and June 30, 2012 (in millions):

	December 31, 2011	June 30, 2012
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(4.9)	(4.5)

Total long-term debt	$495.1	$495.5

Maturities of the Company’s long-term debt at June 30, 2012 are as follows (in thousands):

2012	$—
2013	—
2014	—
2015	—
2016	—
Thereafter	500.0

$500.0

9  1/4% Senior Unsecured Notes

In June 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, the Company issued $500 million of the 9  1/4% Notes and entered into a new senior secured asset-based loan (“ABL”), consisting of a $100 million revolving credit facility maturing in December 2014 (the “2010 Revolving Facility”). The proceeds from the sale of the 9  1/4% Notes were used to repay the outstanding principal and interest related to the Company’s 2008 bank credit agreement and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

The 9  1/4% Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

ABL and 2010 Revolving Facility

Upon the occurrence of certain events, the Company may request the 2010 Revolving Facility to be increased by an aggregate amount not to exceed $25.0 million. Availability under the 2010 Revolving Facility is subject to a borrowing base of 85% of eligible net accounts receivable. Borrowings under the ABL bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) Base Rate, as defined in the ABL, plus an applicable margin. The applicable margin in effect for borrowings during the two fiscal quarters following the date of the ABL was 2.25% with respect to Base Rate borrowings and 3.25% with respect to LIBOR borrowings. Beginning with third fiscal quarter following the date of the ABL, the applicable margin in effect for borrowings may be reduced to 2.00% with respect to Base Rate borrowings and 3.00% with respect to LIBOR borrowings, or increased to 2.50% with respect to Base Rate borrowings and 3.50% for LIBOR borrowings, subject to the company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal under the ABL, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. If the average facility usage, as defined, for the most recently ended calendar month is greater than or equal to 50% of the aggregate commitments for such calendar month, the commitment fee shall be 0.50% per annum. Otherwise, the commitment fee shall be 0.75% per annum. The Company must also pay customary letter of credit fees. Principal amounts outstanding under the ABL are due and payable in full at maturity (December 2014).

At June 30, 2012, the Company had no outstanding 2010 Revolving Facility loans. At June 30, 2012, the Company had a borrowing base of $69.9 million, less outstanding letters of credit of $4.6 million, as the collateral under the Company’s workers compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9  1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At June 30, 2012, the Company was in compliance with all debt covenants for the 9  1/4% Notes that were subject to testing at that date.

The ABL contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At June 30, 2012, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Note 12. Guarantor and Non-Guarantor Supplementary Information

The 9  1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and six months ended June 30, 2011 and 2012 and as of December 31, 2011 and June 30, 2012:

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended June 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$129.9	$59.8	$—	$189.7
Provision for bad debts	0.8	(13.8)	(6.6)	—	(19.6)

Revenue	0.8	116.1	53.2	—	170.1
Costs and expenses:
Salaries and benefits	2.6	56.8	22.7	—	82.1
Supplies	—	17.2	10.8	—	28.0
Other operating expenses	1.2	25.1	9.9	—	36.2
Other income	—	(1.9)	—	—	(1.9)
Equity in (earnings) losses of affiliates	(3.5)	—	—	3.5	—
Management fees	(3.9)	2.9	1.1	—	0.1
Interest, net	0.7	9.6	2.4	—	12.7
Depreciation and amortization	—	6.0	2.0	—	8.0

Total costs and expenses	(2.9)	115.7	48.9	3.5	165.2
Income (loss) from continuing operations before income taxes	3.7	0.4	4.3	(3.5)	4.9
Income taxes	0.4	0.4	0.1	—	0.9

Income (loss) from continuing operations	3.3	—	4.2	(3.5)	4.0
Loss from discontinued operations	—	(0.3)	—	—	(0.3)

Net income (loss)	3.3	(0.3)	4.2	(3.5)	3.7
Less: Net income attributable to non-controlling interests	—	—	0.4	—	0.4

Net income (loss) attributable to Capella Healthcare, Inc.	$3.3	$(0.3)	$3.8	$(3.5)	$3.3

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended June 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$138.6	$69.6	$—	$208.2
Provision for bad debts	—	(14.7)	(9.2)	—	(23.9)

Revenue	—	123.9	60.4	—	184.3
Costs and expenses:
Salaries and benefits	3.1	55.6	27.1	—	85.8
Supplies	—	17.1	11.6	—	28.7
Other operating expenses	1.3	31.6	13.5	—	46.4
Other income	—	(0.3)	(0.1)	—	(0.4)
Equity in (earnings) losses of affiliates	(0.3)	—	—	0.3	—
Management fees	(4.8)	3.3	1.6	—	0.1
Interest, net	1.2	9.5	2.2	—	12.9
Depreciation and amortization	0.1	5.9	2.8	—	8.8

Total costs and expenses	0.6	122.7	58.7	0.3	182.3
Income (loss) from continuing operations before income taxes	(0.6)	1.2	1.7	(0.3)	2.0
Income taxes	0.7	0.1	0.1	—	0.9

Income (loss) from continuing operations	(1.3)	1.1	1.6	(0.3)	1.1
Income (loss) from discontinued operations	—	(2.6)	0.2	—	(2.4)

Net income (loss)	(1.3)	(1.5)	1.8	(0.3)	(1.3)
Less: Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Capella Healthcare, Inc.	$(1.3)	$(1.5)	$1.8	$(0.3)	$(1.3)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Six Months Ended June 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$258.9	$118.2	$—	$377.1
Provision for bad debts	—	(25.5)	(11.0)	—	(36.5)

Revenue	—	233.4	107.2	—	340.6
Costs and expenses:
Salaries and benefits	5.7	115.0	45.1	—	165.8
Supplies	—	34.2	21.5	—	55.7
Other operating expenses	2.2	50.5	19.5	—	72.2
Other income	—	(1.9)	—	—	(1.9)
Equity in (earnings) losses of affiliates	(7.1)	—	—	7.1	—
Management fees	(7.8)	5.8	2.1	—	0.1
Interest, net	2.0	19.3	4.1	—	25.4
Depreciation and amortization	0.1	12.2	4.1	—	16.4

Total costs and expenses	(4.9)	235.1	96.4	7.1	333.7
Income (loss) from continuing operations before income taxes	4.9	(1.7)	10.8	(7.1)	6.9
Income taxes	1.2	0.5	0.1	—	1.8

Income (loss) from continuing operations	3.7	(2.2)	10.7	(7.1)	5.1
Income (loss) from discontinued operations	—	(0.5)	0.1	—	(0.4)

Net income (loss)	3.7	(2.7)	10.8	(7.1)	4.7
Less: Net income attributable to non-controlling interests	—	—	1.0	—	1.0

Net income (loss) attributable to Capella Healthcare, Inc.	$3.7	$(2.7)	$9.8	$(7.1)	$3.7

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Six Months Ended June 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$284.5	$141.9	$—	$426.4
Provision for bad debts	—	(27.9)	(17.3)	—	(45.2)

Revenue	—	256.6	124.6	—	381.2
Costs and expenses:
Salaries and benefits	8.5	113.0	55.1	—	176.6
Supplies	—	34.2	23.6	—	57.8
Other operating expenses	3.8	63.0	26.5	—	93.3
Other income	—	(0.4)	(0.8)	—	(1.2)
Equity in (earnings) losses of affiliates	(10.0)	—	—	10.0	—
Management fees	(9.7)	6.7	3.1	—	0.1
Interest, net	2.3	19.1	4.5	—	25.9
Depreciation and amortization	0.1	12.1	5.4	—	17.6

Total costs and expenses	(5.0)	247.7	117.4	10.0	370.1
Income (loss) from continuing operations before income taxes	5.0	8.9	7.2	(10.0)	11.1
Income taxes	1.6	0.1	0.1	—	1.8

Income (loss) from continuing operations	3.4	8.8	7.1	(10.0)	9.3
Income (loss) from discontinued operations	—	(5.8)	0.1	—	(5.7)

Net income (loss)	3.4	3.0	7.2	(10.0)	3.6
Less: Net income attributable to non-controlling interests	—	—	0.2	—	0.2

Net income (loss) attributable to Capella Healthcare, Inc.	$3.4	$3.0	$7.0	$(10.0)	$3.4

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

June 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$47.1	$(3.9)	$(2.6)	$—	$40.6
Accounts receivable, net	(0.8)	84.1	39.1	—	122.4
Inventories	—	15.3	9.7	—	25.0
Prepaid expenses and other current assets	2.6	3.1	1.3	—	7.0
Other receivables	(0.2)	2.1	—	—	1.9
Assets held for sale	—	12.7	—	—	12.7
Deferred tax assets	4.6	—	—	—	4.6

Total current assets	53.3	113.4	47.5	—	214.2

Property and equipment, net	10.6	292.7	124.4	—	427.7

Goodwill	117.5	—	—	—	117.5
Intangible assets, net	—	5.7	1.6	—	7.3
Investments in subsidiaries	23.0	—	—	(23.0)	—
Other assets, net	31.8	0.6	0.8	—	33.2

	$236.2	$412.4	$174.3	$(23.0)	$799.9

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$1.5	$15.0	$8.3	$—	$24.8
Salaries and benefits payable	1.3	13.3	7.0	—	21.6
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.2	6.6	2.6	—	17.4

Total current liabilities	34.3	34.9	17.9	—	87.1
Long-term debt	—	390.0	105.5	—	495.5
Deferred income taxes	16.3	—	—	—	16.3
Other liabilities	33.2	0.3	—	—	33.5
Redeemable non-controlling interests	—	—	20.9	—	20.9
Due to parent	216.8	(5.1)	(0.7)	—	211.0
Total stockholder’s deficit	(64.4)	(7.7)	30.7	(23.0)	(64.4)

	$236.2	$412.4	$174.3	$(23.0)	$799.9

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$3.7	$(2.7)	$10.8	$(7.1)	$4.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(7.1)	—	—	7.1	—
Loss from discontinued operations	—	0.5	(0.1)	—	0.4
Depreciation and amortization	0.1	12.2	4.1	—	16.4
Provision for bad debts	—	25.5	11.0	—	36.5
Deferred income taxes	1.2	—	—	—	1.2
Stock-based compensation	0.2	—	—	—	0.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.8)	(25.3)	(15.2)	—	(41.3)
Inventories	—	(0.1)	(0.2)	—	(0.3)
Prepaid expenses and other current assets	(0.2)	(0.8)	0.6	—	(0.4)
Accounts payable and other current liabilities	0.4	2.5	0.4	—	3.3
Accrued salaries	0.1	2.5	(0.6)	—	2.0
Accrued interest	(0.4)	—	—	—	(0.4)
Other	1.8	(1.1)	(0.5)	—	0.2

Net cash provided by (used in) operating activities – continuing operations	(1.0)	13.2	10.3	—	22.5
Net cash provided by (used in) operating activities – discontinued operations	—	(0.3)	0.1	—	(0.2)

Net cash provided by (used in) operating activities	(1.0)	12.9	10.4	—	22.3

Investing activities:
Deposit paid for acquisition	(32.0)	—	—	—	(32.0)
Purchase of property and equipment, net	(2.4)	(6.1)	(4.5)	—	(13.0)
Change in other assets	2.0	1.4	0.4	—	3.8

Net cash used in investing activities – continuing operations	(32.4)	(4.7)	(4.1)	—	(41.2)
Net cash used in investing activities – discontinued operations	—	(0.9)	—	—	(0.9)

Net cash used in investing activities	(32.4)	(5.6)	(4.1)	—	(42.1)

Financing activities:
Advances (to) from Parent	10.2	(6.8)	(6.0)	—	(2.6)
Distributions to non-controlling interests	—	—	(0.6)	—	(0.6)

Net cash provided by (used in) financing activities – continuing operations	10.2	(6.8)	(6.6)	—	(3.2)
Net cash provided by financing activities – discontinued operations	—	2.7	—	—	2.7

Net cash provided by (used in) financing activities	10.2	(4.1)	(6.6)	—	(0.5)

Change in cash and cash equivalents	(23.2)	3.2	(0.3)	—	(20.3)
Cash and cash equivalents at beginning of year	55.0	(4.6)	(2.1)	—	48.3

Cash and cash equivalents at end of year	$31.8	$(1.4)	$(2.4)	$—	$28.0

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$3.4	$3.0	$7.2	$(10.0)	$3.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(10.0)	—	—	10.0	—
Loss from discontinued operations	—	5.8	(0.1)	—	5.7
Depreciation and amortization	0.1	12.1	5.4	—	17.6
Provision for bad debts	0.8	27.1	17.3	—	45.2
Deferred income taxes	1.2	—	—	—	1.2
Stock-based compensation	0.5	—	—	—	0.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(37.2)	(19.9)	—	(57.1)
Inventories	—	(0.6)	—	—	(0.6)
Prepaid expenses and other current assets	(0.2)	3.2	0.6	—	3.6
Accounts payable and other current liabilities	1.4	2.4	—	—	3.8
Accrued salaries	0.1	(1.2)	(0.3)	—	(1.4)
Accrued interest	—	—	—	—	—
Other	2.7	0.8	0.1	—	3.6

Net cash provided by operating activities – continuing operations	—	15.4	10.3	—	25.7
Net cash provided by (used in) operating activities – discontinued operations	—	(2.2)	0.1	—	(2.1)

Net cash provided by operating activities	—	13.2	10.4	—	23.6

Investing activities:
Acquisition of healthcare business	(6.5)	—	—	—	(6.5)
Purchase of property and equipment, net	(8.3)	(6.4)	(2.8)	—	(17.5)
Proceeds from disposition	1.6	—	—	—	1.6

Net cash used in investing activities	(13.2)	(6.4)	(2.8)	—	(22.4)

Financing activities:
Advances (to) from Parent	11.9	(7.8)	(5.1)	—	(1.0)
Distributions to non-controlling interests	—	—	(0.9)	—	(0.9)
Repurchases of non-controlling interests	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities – continuing operations	11.9	(7.8)	(7.1)	—	(3.0)

Change in cash and cash equivalents	(1.3)	(1.0)	0.5	—	(1.8)
Cash and cash equivalents at beginning of year	48.4	(2.9)	(3.1)	—	42.4

Cash and cash equivalents at end of year	$47.1	$(3.9)	$(2.6)	$—	$40.6

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

Note 13. Subsequent Event

Effective July 1, 2012, the Company executed a long-term lease agreement for Muskogee Community Hospital (“MCH”), a 45-licensed bed facility located in Muskogee, Oklahoma. As part of the transaction, the Company executed an asset purchase agreement in which the Company acquired specific components of net working capital, as defined, and certain intangible assets for $19.4 million. Of the purchase price, $8.4 million is in the form of a promissory note payable in fifteen equal installments beginning July 2013. The Company also executed a master lease agreement for the real property and certain equipment used in the operation of MCH. Under the master lease agreement, the Company will pay a monthly lease payment of $565,000 per month, which payment will be adjusted for inflation beginning in the third year of the lease. The Company has the option to purchase the leased real property and equipment at fair value on July 20, 2014 and again after the expiration of the initial lease term (15 years). The Company also has an option to renew the lease for an additional 15 years, after which the Company could also exercise a purchase option for fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and accompany notes included elsewhere in this report and (ii) our consolidated financial statements and accompany notes and discussion and analysis of our financial condition and results of operations include in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”). We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes. Unless the context requires otherwise, Capella Healthcare, Inc. and its subsidiaries are referred to in this section as “Capella,” the “Company,” “we,” “us” and “our.”

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements,” which are intended to be covered by the safe harbors created by federal securities laws. Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this discussion by use of words, including but not limited to, “may,” “believe,” “will,” “should,” “expect,” “estimate,” “anticipate,” “intend,” and “plan.” In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; future financial performance and condition; industry and general economic trends, including the impact of the current economic environment, changes to reimbursement, patient volumes and related revenue; our compliance with new and existing laws and regulations, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the impact of bad debt expenses; anticipated revenue from Medicare and Medicaid electronic health records (“EHR”) incentive payments; future liquidity and capital resources; existing and future debt; and the effects of inflation and changing prices.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in seven states. As of June 30, 2012, on a consolidated basis, we operated 12 acute care hospitals (eleven of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,529 licensed beds, excluding assets held for sale and included in discontinued operations. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Effective April 30, 2012, we entered into a joint venture agreement with St. Thomas Health (“St. Thomas”) in Tennessee. In exchange for a 6.49% minority ownership at our four Tennessee hospitals, St. Thomas contributed approximately $0.5 million in equipment. St. Thomas will co-brand our Tennessee hospitals as well as clinically support certain services and future growth opportunities. Our partnership with St. Thomas will be the exclusive development vehicle for a 60-county region in middle Tennessee and southern Kentucky.

Effective July 1, 2012, we executed a long-term lease agreement for Muskogee Community Hospital (“MCH”), a 45-licensed bed facility located in Muskogee, Oklahoma. As part of the transaction, we executed an asset purchase agreement in which we acquired specific components of net working capital, as defined, and certain intangible assets for $19.4 million. Of the purchase price, $8.4 million is in the form of a promissory note payable in fifteen equal installments beginning July 2013. We also executed a master lease agreement for the real property and certain equipment used in the operation of MCH. Under the master lease agreement, we will pay a monthly lease payment of $565,000 per month, which payment will be adjusted for inflation beginning in the third year of the lease. We have the option to purchase the leased real property and equipment at fair value on July 20, 2014 and again after the expiration of the initial lease term (15 years). We also have an option to renew the lease for an additional 15 years, after which we could also exercise a purchase option for fair value.

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

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2012. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. However, the Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of Health and Human Services to penalize any state that chooses not to participate in the expansion of the Medicaid program by removing all of the states existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have indicated that they will not expand their Medicaid programs, which would result in some low-income persons in those states not receiving coverage through the Affordable Care Act. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act on our revenue and results of operations due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. We currently estimate that at a minimum the total costs incurred to comply with the HITECH Act will be recovered through EHR incentive payments. During the three and six months ended June 30, 2012, we recognized $0.4 million and $1.2 million, respectively, of other income related to estimated EHR incentive payments.

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

On May 11, 2012, CMS published its hospital inpatient prospective payment system (“IPPS”) proposed rule for federal fiscal year (“FFY”) 2013, which begins on October 1, 2012. Under the proposed rule, hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting Program will receive a 2.3% rate increase and those that do not will receive a 0.3% rate increase in FFY 2013. The update is based on a proposed hospital market basket increase of 3.0%, which is reduced by a multi-factor productivity adjustment of 0.8% and an additional 0.1% as required by the Affordable Care Act and is increased by a documentation and coding adjustment of 0.2%.

On July 6, 2012, CMS issued the Medicare outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2013. Under the proposed rule, hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program will receive a rate increase of 2.1% in CY 2013 and those that do not will receive a 0.1% rate increase. The increase is based on the projected IPPS market basket percentage increase described above.

On July 6, 2012, CMS also issued a proposed rule to update Medicare ambulatory surgery center (“ASC”) payment rates for CY 2013. The proposed rule provides for a 1.3% increase to ASC payment rates, which is comprised of a 2.2% increase in the consumer price index for urban consumers, less a multifactor productivity adjustment of 0.9%, as required by the Affordable Care Act.

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

Pay for Performance and Quality Related Reimbursement

Many payors, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past. For FFY 2012, Medicare expanded the number of quality measures to be reported to 72, compared to 55 during FFY 2011. In addition, the Medicare 2013 Proposed Inpatient Prospective Payment System rule continues the focus on tying Medicare payments to value-based and quality-driven efforts. Medicare proposes to create a more streamlined set of 59 quality measures for FFY 2015 and 60 for FFY 2016. The proposed rule also would implement payment provisions related to CMS’s effort to reduce the number of hospital readmissions. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements. While current Medicare guidelines and contracts with most managed care payors provide for reimbursement based upon the reporting of quality measures, we believe significant payors will utilize the quality measures to determine reimbursement rates for hospital services. We have developed key processes and infrastructure that we believe enable us to meet or exceed the current established quality guidelines. We plan to continue to invest in quality initiatives and technology in order to meet the quality demands of our payors in the future.

Physician Alignment

Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. We have physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, general surgery, oncology, obstetrics and gynecology, cardiology, neurology, orthopedics, urology, otolaryngology and inpatient hospital care (hospitalists). To provide our patients access to the appropriate physician resources, we actively recruit physicians to the communities served by our hospitals through employment agreements, relocation agreements or physician practice acquisitions. We seek to invest in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. The costs associated with recruiting, integrating and managing a large number of new physicians will have a negative impact on our operating results and cash flows in the near term. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will impact our operating results positively over the long term.

HIPAA

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals and increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of and growth in bad debts and charity care. For the three months ended June 30, 2012, our same-facility uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 23.3%, compared to 20.3% during the same prior year period. For the six months ended June 30, 2012, our same-facility uncompensated care as a percentage of revenue was 21.7%, compared to 19.8% during the same prior year period.

We anticipate that if we experience further growth in uninsured volume and revenue, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be affected adversely.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2011 and June 30, 2012:

December 31, 2011	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.4%	0.7%	0.4%	27.5%
Medicaid(1)	6.2	0.7	0.6	7.5
Managed Care and Other	18.9	1.8	1.1	21.8
Self-Pay(2)	10.6	9.6	23.0	43.2

Total	62.1%	12.8%	25.1%	100.0%

June 30, 2012	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	27.1%	0.8%	0.7%	28.6%
Medicaid(1)	6.3	0.7	0.6	7.6
Managed Care and Other	18.9	1.9	1.2	22.0
Self-Pay(2)	11.1	9.9	20.8	41.8

Total	63.4%	13.3%	23.3%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

The volume of self-pay accounts receivable remains sensitive to a combination of factors including; price increases, acuity levels, higher insured patient co-payments and deductibles, economic factors and the increased difficulties of patients who do not qualify for charity care programs. We have implemented a number of practices to mitigate bad debt expense and increase collections including; increased focus on upfront cash collections, incentive plans for our hospitals’ financial counselors and registration personnel, increased focus on payment plans with non-emergent patients, among other efforts. Despite these practices, we believe bad debts will remain a significant risk for us as well as the rest of the hospital industry.

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

Revenue/Volume Trends

Revenue for the three months ended June 30, 2012, increased 8.3% to $184.3 million, compared to $170.1 million in the same prior year period. Revenue for the six months ended June 30, 2012, increased 11.9% to $381.2 million, compared to $340.6 million in the same prior year period. Our revenue depends upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

Revenue

The primary sources of our revenue before the provision for bad debts include various managed care payors, including managed Medicare and managed Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and patients themselves. We are typically paid less than our gross charges, regardless of the payor source, and report revenue before the provision for bad debts to reflect contractual adjustments and other allowances required by managed care providers and federal and state agencies. Our revenue for the six months ended June 30, 2012 was impacted by the following items.

Our Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP. On January 17, 2012, CMS approved SHOPP with an effective date of July 1, 2011. The legislation related to SHOPP was signed into law by the Governor of Oklahoma on May 13, 2011, but subject to approval by CMS. SHOPP, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. The state plans to use revenue from this assessment to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. Since CMS approval of the program did not occur until, January 17, 2012, we recorded twelve months of revenue and expenses associated with SHOPP during the six months ended June 30, 2012. CMS approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles.

We also recorded revenue and expenses related to the rural floor provision settlement litigation during the six months ended June 30, 2012. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation, in which we and several other hospital companies participated, has now been settled with a settlement agreement signed on April 5, 2012. As a result of the agreement, we recorded revenue and expenses related to the rural floor provision settlement during the six months ended June 30, 2012.

During the six months ended June 30, 2012, we recorded revenue and expenses related to the prior period SHOPP and rural floor provision settlement of $13.6 million and $5.1 million, respectively.

Admissions increased 4.6% and 5.5%, respectively, for the three and six months ended June 30, 2012, compared to the same prior year periods. Adjusted admissions increased 11.6% and 11.8%, respectively, for the three and six months ended June 30, 2012, compared to the same prior year periods. On a same-facility basis, admissions decreased 0.1% and increased 0.6% for the three and six months ended June 30, 2012, compared to the same prior year periods, while adjusted admission increased 5.9% and 6.1%, respectively, for the three and six months ended June 30, 2012, compared to the same prior year periods.

On a same-facility basis, our inpatient volume was pressured by a decline in inpatient surgeries of 6.0% and 6.7%, respectively, for the three and six months ended June 30, 2012, compared to the same prior year periods. Also, our hospital volumes were impacted negatively, in part, by the impact of continued high unemployment and patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures, all resulting from the impact of the current economic environment. We experienced an increase in same-facility outpatient surgeries of 3.1% and 9.8%, respectively, for the three and six months ended June 30, 2012, compared to the same prior year periods. The increase in outpatient surgeries is due, in part, to the addition of a surgery center at one of our hospitals and the continuing industry shift from an inpatient hospital setting to a more outpatient focused healthcare environment.

We believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to patient care excellence and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue after the provision for bad debts by payor for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012(2)	2011	2012(2)
Medicare(1)	44.3%	44.7%	44.0%	44.5
Medicaid(1)	13.7	16.1	13.7	17.4
Managed Care and Other	41.5	38.5	41.3	36.8
Self-pay	0.5	0.7	1.0	1.3

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.
(2)	Our percentage of revenue by payor for the three months ended June 30, 2012 has been impacted by SHOPP revenue recorded. Our percentages for the six months ended June 30, 2012 have been impacted by the rural floor provision settlement and prior period SHOPP described previously.

Revenue per adjusted admission decreased 2.9% and increased 0.1%, respectively, for the three and six months ended June 30, 2012, compared to the same prior year periods. Same-facility revenue per adjusted admission decreased 1.6% and increased 1.7%, respectively, for the three and six months ended June 30, 2012, compared to the same prior year periods. Our revenue per adjusted admission for the six months ended June 30, 2012 was impacted by the revenue recognized from SHOPP and rural floor provision settlement discussed previously. Excluding the revenue related to SHOPP and the rural floor settlement, our same-facility revenue per adjusted admission declined 2.1% for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease in our same-facility revenue per adjusted admission for the three and six months ended June 30, 2012 compared to the same prior year periods is primarily due to an increase in uncompensated care and the impact of service line rotation as we saw a higher number of lower reimbursement cases such as behavioral and urology combined with a decline of higher reimbursement cases such as orthopedics. We also have experienced moderating rates of pricing growth resulting from the impact of high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis. Also, the impact of state budgetary issues on Medicaid funding has resulted in some rate cuts to providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue to work through budgetary issues, any additional cuts to Medicaid funding would negatively impact our future pricing and earnings.

See “Item 1 — Business — Sources of Revenue” and “Item 1 — Business — Government Regulation and Other Factors”, included in our 2011 Annual Report on Form 10-K, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Affordable Care Act is also addressed in the 2011 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three and six months ended June 30, 2011 and 2012, respectively.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2012		Six Months Ended June 30, 2011		Six Months Ended June 30, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$189.7	111.5%	$208.2	113.0%	$377.1	110.7%	$426.4	111.9%
Provision for bad debts	(19.6)	(11.5)%	(23.9)	(13.0)%	(36.5)	(10.7)%	(45.2)	(11.9)%

Revenue	170.1	100.0%	184.3	100.0%	340.6	100.0%	381.2	100.0%

Costs and expenses:
Salaries and benefits	82.1	48.3%	85.8	46.6%	165.8	48.7%	176.6	46.3%
Supplies	28.0	16.5%	28.7	15.6%	55.7	16.4%	57.8	15.2%
Other operating expenses	36.2	21.2%	46.4	25.2%	72.2	21.2%	93.3	24.5%
Other income	(1.9)	(1.1)%	(0.4)	(0.2)%	(1.9)	(0.6)%	(1.2)	(0.3)%
Management fees	0.1	—	0.1	—	0.1	—	0.1	—
Depreciation and amortization	8.0	4.7%	8.8	4.7%	16.4	4.8%	17.6	4.6%
Interest, net	12.7	7.5%	12.9	7.0%	25.4	7.5%	25.9	6.8%

Total costs and expense	165.2	97.1%	182.3	98.9%	333.7	98.0%	370.1	97.1%

Income from continuing operations before income taxes	4.9	2.9%	2.0	1.1%	6.9	2.0%	11.1	2.9%
Income taxes	0.9	0.5%	0.9	0.5%	1.8	0.5%	1.8	0.5%

Income from continuing operations	4.0	2.4%	1.1	0.6%	5.1	1.5%	9.3	2.4%
Loss from discontinued operations, net of taxes	(0.3)	(0.2)%	(2.4)	(1.3)%	(0.4)	(0.1)%	(5.7)	(1.5)%

Net income (loss)	$3.7	2.2%	$(1.3)	(0.7)%	$4.7	1.4%	$3.6	0.9%

Less: Net income attributable to non-controlling interests	0.4	0.2%	—	—	1.0	0.3%	0.2	—

Net income (loss) attributable to Capella Healthcare, Inc.	$3.3	2.0%	$(1.3)	(0.7)%	$3.7	1.1%	$3.4	0.9%

The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Continuing operations:(1)

Admissions(2)	10,661	11,156	21,559	22,738
Adjusted admissions(3)	21,742	24,268	43,372	48,482
Revenue per adjusted admission	$7,824	$7,594	$7,853	$7,863
Inpatient surgeries	2,550	2,483	5,036	4,891
Outpatient surgeries(4)	5,323	5,659	10,098	11,424
Emergency room visits(5)	49,767	58,636	98,746	115,466

Same-facility:(6)

Admissions(2)	10,661	10,646	21,559	21,694
Adjusted admissions(3)	21,742	23,029	43,372	46,020
Revenue per adjusted admission	$7,824	$7,695	$7,853	$7,983
Inpatient surgeries	2,550	2,396	5,036	4,699
Outpatient surgeries(4)	5,323	5,488	10,098	11,088
Emergency room visits(5)	49,767	54,601	98,746	107,632

(1)	Excludes all operations included in discontinued operations.
(2)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(3)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(4)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(5)	Represents the total number of hospital-based emergency room visits.
(6)	Excludes DeKalb Community Hospital and Stones River Hospital which were acquired in July 2011 through our acquisition of a 60% interest in Cannon County Hospital, LLC (“CCH”).

Three Months Ended June 30, 2012 Compared to June 30, 2011

Revenue. Revenue for the three months ended June 30, 2012 was $184.3 million, an increase of $14.2 million, or 8.3%, over the prior year quarter. The increase in revenue is due to the following items: (i) the acquisitions of DeKalb Community Hospital and Stones River Hospital, which became part of the Company in July 2011 through our acquisition of a 60% interest in Cannon County Hospital, LLC, and contributed approximately $7.2 million of revenue during the three months ended June 30, 2012, and (ii) an increase in same-facility adjusted admissions of 5.9%, offset by a decline in same-facility revenue per adjusted admission of approximately 1.6%.

Our revenue was impacted by an increase in our provision for bad debts, which was up $4.3 million, or 21.9% compared to the prior year period. The increase in bad debts was due to the growth in uninsured patient volume and revenue. On a same-facility basis, self-pay admissions were 6.8% of total admissions, which was an increase from 5.5% in the prior year. Self-pay gross revenue increased 19.2%, compared to the prior year period.

Salaries and benefits. Salaries and benefits for the three months ended June 30, 2012 were $85.8 million, or 46.6% of revenue, compared to $82.1 million, or 48.3% of revenue in the prior year quarter. We have reduced contract labor by approximately $1.2 million compared to the prior year quarter and continue to make labor productivity improvements that have favorably impacted our salaries and benefits expense margin.

Supplies. Supplies expense for the three months ended June 30, 2012 was $28.7 million, or 15.6% of revenue, compared to $28.0 million, or 16.5% of revenue in the prior year quarter. The improvement in our supplies margin was due to a decline in supply intensive in-patient surgical cases as well as our continued efforts to manage supply costs.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the three months ended June 30, 2012 was $46.4 million, or 25.2% of revenue, compared to $36.2 million, or 21.2% of revenue in the prior year quarter. The increase in our other operating expenses margin was due to the following items: a $3.3 million increase in contract services from the implementation of new service lines at our facilities, a $3.4 million increase in provider taxes and fees, a $1.7 million increase in professional fees due to the implementation of hospitalist programs at two of our hospitals, a $1.0 million increase in acquisition costs and an increase in information technology expenses due to meaningful use requirements as well as infrastructure build-outs in our growing physician practice clinics.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criterion has been met. For the three months ended June 30, 2012, we recognized approximately $0.4 million of incentive reimbursements, compared to $1.9 million in the prior year.

Income taxes. Our effective tax rate from continuing operations was approximately 45.0% for the three months ended June 30, 2012 compared to 18.4% for the prior year quarter. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-lived intangible assets.

Six Months Ended June 30, 2012 Compared to June 30, 2011

Revenue. Revenue for the six months ended June 30, 2012 was $381.2 million, an increase of $40.6 million, or 11.9%, over the six months ended June 30, 2011. The increase in revenue was due to the following: (i) the acquisitions of DeKalb Community Hospital and Stones River Hospital, which contributed approximately $13.8 million of revenue during the six months ended June 30, 2012, (ii) the revenue recorded related to the prior period SHOPP and rural floor settlement which contributed approximately $13.6 million of revenue and (iii) an increase in same-facility adjusted admissions of 6.1%, offset by a decline in same-facility revenue per adjusted admission (excluding SHOPP and the rural floor settlement) of approximately 2.1%.

Our revenue was impacted by an increase in our provision for bad debts, which was up $8.7 million, or 23.8% compared to the six months ended June 30, 2011. The increase in bad debts was primarily due to the growth in uninsured patient volume and revenue. On a same-facility basis, self-pay admissions were 6.5% of total admissions, which increased from 5.5% during the six months ended June 30, 2011. Self-pay gross revenue increased 18.1%, compared to the prior year period.

Salaries and benefits. Salaries and benefits for the six months ended June 30, 2012 was $176.6 million, or 46.3% of revenue, compared to $165.8 million, or 48.7% of revenue during the six months ended June 30, 2011. Our salaries and benefits margin was impacted by the prior period SHOPP and rural floor settlement revenue discussed previously. Also, as a result of the rural floor provision settlement, we recorded an additional $2.2 million in incentive compensation for our employees in accordance with our incentive plan provisions during the six months ended June 30, 2012. On a same-facility basis, and excluding the revenue and expense related to the prior period SHOPP and rural floor settlement, salaries and benefits as a percentage of revenue was 47.0% for the six ended June 30, 2012, compared to 48.7% in the same prior year period. We have reduced same-facility contract labor by approximately $2.4 million compared to the prior year and continue to make labor productivity improvements that have favorably impacted our salaries and benefits expense margin.

Supplies. Supplies expense for the six months ended June 30, 2012 was $57.8 million, or 15.2% of revenue, compared to $55.7 million, or 16.4% of revenue for the six months ended June 30, 2012. Our supplies margin was impacted by the SHOPP program and rural floor settlement revenue discussed previously. On a same-facility basis, and excluding revenue related to the prior period SHOPP program and rural floor settlement, supplies expense as a percentage of revenue was 15.8%, compared to 16.4% in the prior year period. The improvement in our supplies margin was due to a decline in supply intensive in-patient surgical cases as well as our continued efforts to manage supply costs.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the six months ended June 30, 2012 was $93.3 million, or 24.5% of revenue, compared to $72.2 million, or 21.2% of revenue for the six months ended June 30, 2011. Our other operating expense margin was impacted by the SHOPP program and rural floor settlement discussed previously. On a same-facility basis, and excluding revenue and expenses related to the SHOPP program and rural floor settlement, other operating expenses as a percentage of revenue was 24.4%, compared to 21.1% in the prior year period. The increase in same-facility other operating expenses margin is due to a $5.4 million increase in provider taxes and fees, a $4.3 million increase in contract services from the implementation of new service lines at our facilities, a $2.4 million increase in professional fees due to the implementation of hospitalist programs at two of our hospitals, a $1.6 million increase in acquisition costs and an increase in information technology expenses due to meaningful use requirements as well as infrastructure build-outs in our growing physician practices.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the six months ended June 30, 2012, we recognized approximately $1.2 million of incentive reimbursements, compared to $1.9 million for the six months ended June 30, 2012.

Income taxes. Our effective tax rate from continuing operations was approximately 16.2% for the six months ended June 30, 2012 compared to 26.1% for the six months ended June 30, 2011. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-live intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the six months ended June 30, 2011 and 2012.

	Six Months Ended June 30,
	2011	2012
	(In millions)
Cash provided by operating activities	$22.3	$23.6
Cash used in investing activities	(42.1)	(22.4)
Cash used in financing activities	(0.5)	(3.0)

Operating Activities

Cash provided by operating activities was $22.3 million for the six months ended June 30, 2011, compared to $23.6 million for the six months ended June 30, 2012.

At June 30, 2012, we had working capital, excluding assets held for sale, of $114.4 million, including cash and cash equivalents of $40.6 million, compared to working capital at December 31, 2011 of $109.9 million, including cash and cash equivalents of $42.4 million.

Investing Activities

Cash used in investing activities was $42.1 million for the six months ended June 30, 2011 compared to $22.4 million for the six months ended June 30, 2012. We spent approximately $6.5 million during the six months ended June 30, 2012 for our purchase of Artesian Cancer Center at Muskogee in Muskogee, Oklahoma. Capital expenditures for the six months ended June 30, 2011 were $13.0 million compared to $17.5 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we spent approximately $9.0 million on information technology, $2.7 million on routine capital and $5.8 million on growth capital. We also received proceeds for the divestiture of Hartselle Medical Center in Hartselle, Alabama of $1.6 million during the six months ended June 30, 2012.

Financing Activities

Cash flows used in financing activities was $0.5 million for the six months ended June 30, 2011 compared to $3.0 million for the six months ended June 30, 2012. Cash flows used in financing activities includes approximately $1.1 million in repurchases of non-controlling interests during the six months ended June 30, 2012.

Capital Resources

The Refinancing

In June 2010, we completed a comprehensive refinancing plan, or the Refinancing. Under the Refinancing, we issued $500.0 million of 9  1/4% senior unsecured notes due 2017, referred to as the 9  1/4% Notes, in a private placement offering and entered into a new senior secured asset based loan, or the ABL, consisting of a $100.0 million revolving credit facility maturing in December 2014, referred to as the 2010 Revolving Facility. The proceeds from the 9   1/4% Notes were used to repay the outstanding principal and interest related to our previous term loan facility and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Effective November 4, 2011, in accordance with a registration rights agreement entered into by us in connection with the private placement offering of the 9  1/4% Notes, we completed the exchange of the 9  1/4% Notes for $500.0 million in registered 9  1/4% notes with substantially identical terms as the 9  1/4% Notes. We did not receive any proceeds from this exchange.

Debt Covenants

The indenture governing the 9  1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2011 and June 30, 2012, we were in compliance with all debt covenants that were subject to testing at such dates.

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

We had $42.4 million and $40.6 million of cash and cash equivalents as of December 31, 2011 and June 30, 2012, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

Obligations and Commitments

During the six months ended June 30, 2012, there were no material changes in our contractual obligations as presented in our 2011 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2012, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Consent Agreement and Amendment No. 1 to Loan Agreement, dated January 27, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent

10.2	Consent Agreement and Amendment No. 2 to Loan Agreement, dated June 29, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Steven R. Brumfield
Steven R. Brumfield
Vice President and Controller
(principal accounting officer and authorized officer)

Date: August 3, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	First Supplemental Indenture, dated October 8, 2010, among Southwestern Radiology Affiliates, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.4	Second Supplemental Indenture, dated January 14, 2011, among National Park Family Care, LLC, Capella Healthcare, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.5	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Consent Agreement and Amendment No. 1 to Loan Agreement, dated January 27, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent

10.2	Consent Agreement and Amendment No. 2 to Loan Agreement, dated June 29, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.