Form 10-Q
period 2012-09-30
Capella Healthcare, Inc.
filed 2012-11-02
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 2, 2012, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31, 2011 (a)	September 30, 2012
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42.4	$17.8
Accounts receivable, net of allowance for doubtful accounts of $86.6 and $91.3 at December 31, 2011 and September 30, 2012, respectively	112.5	124.1
Inventories	25.2	25.7
Prepaid expenses and other current assets	5.3	5.5
Other receivables	8.9	2.4
Deferred tax assets	1.7	2.4
Assets held for sale	15.0	12.5

Total current assets	211.0	190.4
Property and equipment, net	426.5	475.6
Goodwill	109.6	131.4
Intangible assets, net	7.7	11.8
Other assets, net	29.9	33.9

Total assets	$784.7	$843.1

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$26.8	$28.4
Salaries and benefits payable	21.9	23.3
Accrued interest	23.3	11.7
Other accrued liabilities	14.1	18.8
Current portion of long-term debt	—	5.6

Total current liabilities	86.1	87.8
Long-term debt	495.1	544.4
Deferred income taxes	12.1	14.6
Other liabilities	26.5	35.0
Redeemable non-controlling interests	18.0	20.9
Due to parent	210.5	210.5
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	—	—
Retained deficit	(63.6)	(70.1)

Total stockholder’s deficit	(63.6)	(70.1)

Total liabilities and stockholder’s deficit	$784.7	$843.1

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue before provision for bad debts	$190.5	$202.8	$567.6	$629.2
Provision for bad debts	(20.0)	(19.4)	(56.5)	(64.6)

Revenue	170.5	183.4	511.1	564.6
Costs and expenses:
Salaries and benefits	82.2	86.7	248.0	263.3
Supplies	28.1	29.7	83.8	87.5
Other operating expenses	43.1	47.3	115.3	140.6
Other income	(2.1)	—	(4.0)	(1.2)
Management fees	—	—	0.1	0.1
Interest, net	12.8	13.6	38.2	39.5
Depreciation and amortization	8.4	10.0	24.8	27.6

Total costs and expenses	172.5	187.3	506.2	557.4

Income (loss) from continuing operations before income taxes	(2.0)	(3.9)	4.9	7.2
Income taxes	0.1	0.9	1.9	2.7

Income (loss) from continuing operations	(2.1)	(4.8)	3.0	4.5
Loss from discontinued operations, net of tax	(1.6)	(0.7)	(2.0)	(6.4)

Net income (loss)	(3.7)	(5.5)	1.0	(1.9)
Less: Net income attributable to non-controlling interests	—	—	1.0	0.2

Net loss attributable to Capella Healthcare, Inc.	$(3.7)	$(5.5)	$—	$(2.1)

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Nine Months Ended September 30, 2012

(In millions, except share amounts)

			Retained Deficit	Total Stockholder’s Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2011(a)	100	$—	$(63.6)	$(63.6)
Net loss (unaudited)	—	—	(2.1)	(2.1)
Establishment of non-controlling interests related to St. Thomas joint venture	—	—	(3.5)	(3.5)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(0.9)	(0.9)

Balance at September 30, 2012 (unaudited)	100	$—	$(70.1)	$(70.1)

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2012
Operating activities
Net income (loss)	$1.0	$(1.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	2.0	6.4
Depreciation and amortization	24.8	27.6
Provision for bad debts	56.5	64.6
Deferred income taxes	1.8	1.8
Stock-based compensation	0.3	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(56.4)	(76.4)
Inventories	(0.8)	(0.4)
Prepaid expenses and other current assets	(3.9)	5.0
Accounts payable and other current liabilities	4.0	4.1
Accrued salaries	(0.1)	0.8
Accrued interest	(11.9)	(11.6)
Other	1.4	1.0

Net cash provided by operating activities – continuing operations	18.7	21.8
Net cash used in operating activities – discontinued operations	(1.2)	(3.3)

Net cash provided by operating activities	17.5	18.5
Investing activities
Acquisition of healthcare businesses	(31.4)	(19.4)
Purchases of property and equipment, net	(20.5)	(25.3)
Proceeds from disposition of hospital	—	1.6
Change in other assets	2.9	3.2

Net cash used in investing activities – continuing operations	(49.0)	(39.9)
Net cash used in investing activities – discontinued operations	(2.2)	—

Net cash used in investing activities	(51.2)	(39.9)
Financing activities
Payments on capital lease obligation	—	(0.9)
Advances to Parent	(3.6)	(0.1)
Distributions to non-controlling interests	(0.8)	(1.1)
Repurchase of non-controlling interests	—	(1.1)

Net cash used in financing activities – continuing operations	(4.4)	(3.2)
Net cash provided by financing activities – discontinued operations	3.4	—

Net cash used in financing activities	(1.0)	(3.2)
Change in cash and cash equivalents	(34.7)	(24.6)
Cash and cash equivalents at beginning of period	48.3	42.4

Cash and cash equivalents at end of period	$13.6	$17.8

Supplemental disclosure of cash flow information
Cash paid for interest	$47.3	$46.9

Cash paid for taxes	$0.7	$0.4

See accompanying notes

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 1. Organization and Basis of Presentation

Organization

Capella Healthcare, Inc., a Delaware corporation (the “Company”), is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States. Unless otherwise noted, discussions in these notes pertain to the Company’s continuing operations, which excludes the results of those facilities that have been previously disposed or are held-for-sale.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all subsidiaries and entities controlled by the Company through the Company’s direct or indirect ownership of a majority interest and exclusive rights granted to the Company as the sole general partner or managing member of such entities. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include its corporate overhead costs, which were $4.1 million and $7.1 million for the three months ended September 30, 2011 and 2012, respectively, and $12.0 million and $19.4 million for the nine months ended September 30, 2011 and 2012, respectively.

Note 3. Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at September 30, 2012 as disclosed in Note 10. The estimated fair value of the 9 1/4% Notes at September 30, 2012 was approximately $535.0 million based on the average bid and ask price as quoted by the Company’s administrative agent under the indenture for the 9 1/4% Notes and is categorized as Level 2 within the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.”

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 4. Revenue Recognition and Accounts Receivable

The Company recognizes revenue, including revenue from in-house patients and patients who have been discharged but not yet billed, in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. The Company has entered into agreements with third-party payors, including government programs and managed care health plans, under which the Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Amounts the Company receives for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as health maintenance organizations, preferred provider organizations and other private insurers, are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the Company’s condensed consolidated financial statements are recorded at the amount expected to be received.

The Company’s Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program (“SHOPP”). The legislation related to SHOPP was signed into law by the Governor of Oklahoma on May 13, 2011, but was subject to approval by CMS. On January 17, 2012, the Centers for Medicare & Medicaid Services (“CMS”) approved SHOPP with an effective date of July 1, 2011. SHOPP, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. Based on the timing of CMS approval of the program, the Company recorded fifteen months of revenue and expenses (six months from July 1, 2011 through December 31, 2011 and nine months from January 1, 2012 through September 30, 2012) associated with SHOPP during the nine months ended September 30, 2012.

The Company recorded revenue and expenses related to the rural floor provision settlement litigation during the nine months ended September 30, 2012. The Balanced Budget Act of 1997 (“BBA”) established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation, in which the Company and several other hospital companies participated, has been settled with a settlement agreement signed on April 5, 2012.

During the nine months ended September 30, 2012, the Company recorded revenue and expenses related to the prior period SHOPP program (for the period of July 1, 2011 through December 31, 2011) and rural floor provision settlement of $13.6 million and $5.1 million, respectively.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the three and nine months ended September 30, 2011 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2011	2012(2)	2011	2012(2)
Medicare(1)	37.6%	40.6%	39.0%	39.6%
Medicaid(1)	12.7	13.5	12.7	15.0
Managed Care and other	39.3	36.2	38.4	35.4
Self-Pay	10.4	9.7	9.9	10.0

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.
(2)	The Company’s percentage of revenue by payor for the three months ended September 30, 2012 has been impacted by SHOPP revenue recorded. The Company’s percentages for the nine months ended September 30, 2012 have been impacted by the rural floor provision settlement and prior period SHOPP described previously.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2011 totaled $3.1 million compared to $5.8 million as of September 30, 2012. The net estimated third-party payor settlements are included in accounts receivable in the accompanying condensed consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in a decrease to revenue of $0.4 million for the three months ended September 30, 2011 and an increase to revenue of $0.2 million for the three months ended September 30, 2012. For the nine months ended September 30, 2011 and 2012, the net adjustments to estimated cost report settlements resulted in a decrease and increase to revenue of $0.1 million and $1.3 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

Provision for Bad Debts and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty of such allowances lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for bad debts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. The Company considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Accounts written off are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a primary source of information to utilize in estimating the collectability of the Company’s accounts receivable. The Company performs the hindsight analysis on a quarterly basis for all hospitals utilizing rolling twelve-month accounts receivable collection, write-off and recovery data. The Company supplements its hindsight analysis with other analytical tools, including, but not limited to, revenue days in accounts receivable, historical cash collections experience and revenue trends by payor classification. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2011	$123.1	$78.2	$(114.7)	$86.6
Nine months ended September 30, 2012	$86.6	$64.6	$(59.9)	$91.3

Note 5. Business Combinations

Effective March 16, 2012, the Company acquired the assets of Muskogee RT Associates, LLC d/b/a Artesian Cancer Center at Muskogee (“Artesian Cancer Center”) in Muskogee, Oklahoma. The cash purchase price was $6.5 million and was funded with cash on hand. The Company completed its preliminary purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date, which resulted in goodwill of $6.5 million. However, certain adjustments to values may become necessary as additional information becomes available.

Effective April 30, 2012, the Company entered into a joint venture agreement with St. Thomas Health (“St. Thomas”) in Tennessee. In exchange for a 6.49% minority ownership at four of the Company’s hospitals, St. Thomas contributed approximately $0.5 million in equipment. St. Thomas will also co-brand these Tennessee hospitals as well as clinically support certain services and future growth opportunities. The fair value of the St. Thomas non-controlling interest at September 30, 2012 was approximately $4.0 million and is included in redeemable non-controlling interests on the accompanying condensed consolidated balance sheet.

Effective July 1, 2012, the Company executed a long-term lease agreement for Muskogee Community Hospital (“MCH”), a 45-licensed bed facility located in Muskogee, Oklahoma. As part of the transaction, the Company executed an asset purchase agreement in which the Company acquired specific property and components of net working capital, as defined, and certain intangible assets for $21.3 million. Of the purchase price, $8.4 million is in the form of a promissory note payable (“MCH Note”) in fifteen equal monthly installments beginning July 2013. The MCH Note is included in current and long-term debt on the accompanying condensed consolidated balance sheet as of September 30, 2012.

The Company also executed a master lease agreement for the real property and certain equipment used in the operation of MCH. Under the master lease agreement, the Company pays a lease payment of $565,000 per month, which payment will be adjusted for inflation beginning in the third year of the lease. The Company has the option to purchase the leased real property and equipment at fair value as defined in the master lease agreement on July 20, 2014. If the Company does not exercise this initial purchase option, it has the option to purchase upon the expiration of the initial lease term (15 years). The Company also has an option to renew the lease for an additional 15 years, after which the Company could also exercise a purchase option for fair value. The Company has recorded the master lease agreement as a capital lease and is included in current and long-term debt on the accompanying condensed consolidated balance sheet as of September 30, 2012.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

The acquisition of certain property and equipment and the net assets under the MCH asset purchase agreement was funded with cash on hand and through the MCH Note. The Company has completed its initial preliminary purchase price allocation. However, certain adjustments to values may become necessary as additional information becomes available.

The fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in millions):

Accounts receivable, net	$3.0
Prepaids and other	0.2
Inventories	0.7
Property and equipment	3.0
Non-competition agreement	4.5
Goodwill	13.9

Total assets acquired	25.3

Accounts payable	3.3
Salaries and benefits payable	0.7

Total liabilities assumed	4.0

Net assets acquired	$21.3

On September 26, 2012, the Company signed an asset purchase agreement to acquire Mercy Hospital, a 282-bed full service acute care hospital in Hot Springs, Arkansas. The Company and Mercy Hospital are pursuing required regulatory approvals to complete the transaction. Mercy Hospital’s relationship to the Roman Catholic Church also requires approval from the Vatican, and that process is underway. Assuming regulatory and Vatican approvals are received and other customary closing conditions are satisfied, the Company expects the transaction to close in 2013.

Note 6. Discontinued Operations

Effective December 31, 2011, the Company sold the assets and operations of Parkway Medical Center (“Parkway”), a 120-bed facility located in Decatur, Alabama. The proceeds from the sale were $20.5 million. The Company retained certain working capital of Parkway. The loss recorded on the sale of Parkway totaled approximately $6.7 million.

At December 31, 2011, the Company’s management committed to plans to sell certain of its other facilities in Alabama due to operating conditions at those facilities. Subsequently, on March 15, 2012, the Company completed the sale of Hartselle Medical Center (“Hartselle”), a 150-bed facility located in Hartselle, Alabama for $1.6 million. The Company retained all working capital of Hartselle, with the exception of inventory. The recorded impairment loss related to Hartselle totaled $5.3 million and was recorded in 2011. The Company intends to complete the divestiture of its remaining discontinued operations within the next twelve months. The Company presented the operating results, financial positions and cash flows of these facilities as discontinued operations in the consolidated financial statements, and certain assets of these facilities are reflected as assets held for sale prior to disposal in the accompanying condensed consolidated balance sheet at September 30, 2012.

The Company has estimated the fair value of its held for sale assets at September 30, 2012 at approximately $12.9 million less estimated costs to sell of approximately $0.4 million. The estimated fair value is based on the market approach (which includes analyzing similar type transactions and amounts paid) and is categorized as Level 3 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”.

Revenue before the provision for bad debts and the loss reported in discontinued operations are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2012	2011	2012
Revenue before the provision for bad debts from discontinued operations	$22.1	$7.9	$65.5	$22.2

Loss from discontinued operations, net of tax	$(1.6)	$(0.7)	$(2.0)	$(6.4)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 7. Goodwill and Intangible Assets

The Company accounts for its acquisitions in accordance with ASC 805-10, “Business Combinations” using the acquisition method of accounting. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. In accordance with ASC 350-10, “Intangibles – Goodwill and Other,” goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment.

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

The following table presents a roll-forward of the Company’s goodwill for the nine months ended September 30, 2012 (in millions):

Goodwill
Balance at January 1, 2012:	$109.6
Acquisition of Artesian Cancer Center	6.5
Acquisition of MCH	13.9
Other	1.4

Balance at September 30, 2012	$131.4

The following table presents the components of the Company’s intangible assets at December 31, 2011 and September 30, 2012 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
December 31, 2011	$13.2	$(6.2)	$7.0
September 30, 2012	$14.3	$(7.6)	$6.7
Non-competition agreements
December 31, 2011	$—	$—	$—
September 30, 2012	$4.5	$(0.1)	$4.4
Indefinite-lived intangible assets:
Certificates of need:
December 31, 2011	$0.7	$—	$0.7
September 30, 2012	$0.7	$—	$0.7
Total intangible assets:
December 31, 2011	$13.9	$(6.2)	$7.7
September 30, 2012	$19.5	$(7.7)	$11.8

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company committed to advance a maximum amount of approximately $4.8 million at September 30, 2012. As of December 31, 2011

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

and September 30, 2012, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $1.0 million and $1.3 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals as part of the acquisition of MCH. These non-competition agreements are amortized on a straight-line basis over the fifteen year term of the agreements.

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

Note 8. Income Taxes

The Company had an effective tax rate of approximately 5.0% and 23.1% for the three months ended September 30, 2011 and 2012, respectively, and 38.8% and 37.5% for the nine months ended September 30, 2011 and 2012, respectively. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-lived intangible assets.

Note 9. Commitments and Contingencies

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of management contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request punitive or other damages against the Company, which may not be covered by insurance. The Company is currently not a party to any proceeding which, in management’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations.

In connection with the provisions of Accounting Standards Update (“ASU”) 2010-24, “Health Care Entities (Topic 954) — Presentation of Insurance Claims and Related Insurance Recoveries”, the Company recorded an increase to its other assets and other liabilities in the accompanying condensed consolidated balance sheet of $14.2 million ($9.8 million of which is due from Auriga Insurance Group, a wholly owned subsidiary of the Parent) as of December 31, 2011 and $20.2 million ($15.0 million due from Auriga Insurance Group) as of September 30, 2012. This increase to both other assets and other liabilities represents the Company’s estimate of its recoveries for certain claims in excess of the Company’s self-insured retention levels for workers’ compensation claims and professional and general liability claims.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 10. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2011 and September 30, 2012 (in millions):

	December 31, 2011	September 30, 2012
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(4.9)	(4.3)

Total 9 1/4% Notes	$495.1	$495.7
Capital lease obligation	—	45.9
MCH Note	—	8.4

Total debt obligations	$495.1	$550.0
Less current maturities	—	5.6

Total	$495.1	$544.4

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

If the Company experiences a change of control under certain circumstances, the Company must offer to repurchase all of the 9 1/4% Notes at a price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

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

At September 30, 2012, the Company had no outstanding loans under the 2010 Revolving Facility loans. At September 30, 2012, the Company had a borrowing base of $67.4 million, less outstanding letters of credit of $4.6 million, primarily used as the collateral under the Company’s workers compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At September 30, 2012, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At September 30, 2012, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Note 11. Guarantor and Non-Guarantor Supplementary Information

The 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company on a consolidated basis for the three and nine months ended September 30, 2011 and 2012 and as of December 31, 2011 and September 30, 2012:

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended September 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$125.9	$64.6	$—	$190.5
Provision for bad debts	(0.8)	(12.7)	(6.5)	—	(20.0)

Revenue	(0.8)	113.2	58.1	—	170.5
Costs and expenses:
Salaries and benefits	2.3	54.0	25.9	—	82.2
Supplies	—	16.6	11.5	—	28.1
Other operating expenses	1.8	28.8	12.5	—	43.1
Other income	—	(1.7)	(0.4)	—	(2.1)
Equity in (earnings) losses of affiliates	(2.7)	—	—	2.7	—
Management fees	(3.9)	2.8	1.1	—	—
Interest, net	1.2	9.6	2.0	—	12.8
Depreciation and amortization	0.1	5.9	2.4	—	8.4

Total costs and expenses	(1.2)	116.0	55.0	2.7	172.5
Income (loss) from continuing operations before income taxes	0.4	(2.8)	3.1	(2.7)	(2.0)
Income taxes	—	0.1	—	—	0.1

Income (loss) from continuing operations	0.4	(2.9)	3.1	(2.7)	(2.1)
Loss from discontinued operations	—	(1.5)	(0.1)	—	(1.6)

Net income (loss)	0.4	(4.4)	3.0	(2.7)	(3.7)
Less: Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Capella Healthcare, Inc.	$0.4	$(4.4)	$3.0	$(2.7)	$(3.7)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended September 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$136.6	$66.2	$—	$202.8
Provision for bad debts	—	(14.1)	(5.3)	—	(19.4)

Revenue	—	122.5	60.9	—	183.4
Costs and expenses:
Salaries and benefits	3.3	56.4	27.0	—	86.7
Supplies	—	17.2	12.5	—	29.7
Other operating expenses	3.8	30.8	12.7	—	47.3
Other income	—	—	—	—	—
Equity in (earnings) losses of affiliates	1.2	—	—	(1.2)	—
Management fees	(4.9)	3.3	1.6	—	—
Interest, net	1.2	10.2	2.2	—	13.6
Depreciation and amortization	0.1	7.1	2.8	—	10.0

Total costs and expenses	4.7	125.0	58.8	(1.2)	187.3
Income (loss) from continuing operations before income taxes	(4.7)	(2.5)	2.1	1.2	(3.9)
Income taxes	0.8	—	0.1	—	0.9

Income (loss) from continuing operations	(5.5)	(2.5)	2.0	1.2	(4.8)
Loss from discontinued operations	—	(0.7)	—	—	(0.7)

Net income (loss)	(5.5)	(3.2)	2.0	1.2	(5.5)
Less: Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Capella Healthcare, Inc.	$(5.5)	$(3.2)	$2.0	$1.2	$(5.5)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Nine Months Ended September 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$384.8	$182.8	$—	$567.6
Provision for bad debts	(0.8)	(38.2)	(17.5)	—	(56.5)

Revenue	(0.8)	346.6	165.3	—	511.1
Costs and expenses:
Salaries and benefits	8.0	169.0	71.0	—	248.0
Supplies	—	50.8	33.0	—	83.8
Other operating expenses	4.0	79.3	32.0	—	115.3
Other income	—	(3.6)	(0.4)	—	(4.0)
Equity in (earnings) losses of affiliates	(9.8)	—	—	9.8	—
Management fees	(11.7)	8.6	3.2	—	0.1
Interest, net	3.2	28.9	6.1	—	38.2
Depreciation and amortization	0.2	18.1	6.5	—	24.8

Total costs and expenses	(6.1)	351.1	151.4	9.8	506.2
Income (loss) from continuing operations before income taxes	5.3	(4.5)	13.9	(9.8)	4.9
Income taxes	1.2	0.6	0.1	—	1.9

Income (loss) from continuing operations	4.1	(5.1)	13.8	(9.8)	3.0
Loss from discontinued operations	—	(2.0)	—	—	(2.0)

Net income (loss)	4.1	(7.1)	13.8	(9.8)	1.0
Less: Net income attributable to non-controlling interests	—	—	1.0	—	1.0

Net income (loss) attributable to Capella Healthcare, Inc.	$4.1	$(7.1)	$12.8	$(9.8)	$—

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Nine Months Ended September 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$421.1	$208.1	$—	$629.2
Provision for bad debts	—	(42.0)	(22.6)	—	(64.6)

Revenue	—	379.1	185.5	—	564.6
Costs and expenses:
Salaries and benefits	11.8	169.4	82.1	—	263.3
Supplies	—	51.4	36.1	—	87.5
Other operating expenses	7.6	93.8	39.2	—	140.6
Other income	—	(0.4)	(0.8)	—	(1.2)
Equity in (earnings) losses of affiliates	(8.8)	—	—	8.8	—
Management fees	(14.6)	10.0	4.7	—	0.1
Interest, net	3.5	29.3	6.7	—	39.5
Depreciation and amortization	0.2	19.2	8.2	—	27.6

Total costs and expenses	(0.3)	372.7	176.2	8.8	557.4
Income (loss) from continuing operations before income taxes	0.3	6.4	9.3	(8.8)	7.2
Income taxes	2.4	0.1	0.2	—	2.7

Income (loss) from continuing operations	(2.1)	6.3	9.1	(8.8)	4.5
Income (loss) from discontinued operations	—	(6.5)	0.1	—	(6.4)

Net income (loss)	(2.1)	(0.2)	9.2	(8.8)	(1.9)
Less: Net income attributable to non-controlling interests	—	—	0.2	—	0.2

Net income (loss) attributable to Capella Healthcare, Inc.	$(2.1)	$(0.2)	$9.0	$(8.8)	$(2.1)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$48.4	$(2.9)	$(3.1)	$—	$42.4
Accounts receivable, net	—	76.0	36.5	—	112.5
Inventories	—	15.5	9.7	—	25.2
Prepaid expenses and other current assets	1.4	2.7	1.2	—	5.3
Other receivables	0.8	7.4	0.7	—	8.9
Deferred tax assets	1.7	—	—	—	1.7
Assets held for sale	—	15.0	—	—	15.0

Total current assets	52.3	113.7	45.0	—	211.0

Property and equipment, net	4.0	296.1	126.4	—	426.5

Goodwill	109.6	—	—	—	109.6
Intangible assets, net	—	5.8	1.9	—	7.7
Investments in subsidiaries	13.0	—	—	(13.0)	—
Other assets, net	28.3	0.9	0.7	—	29.9

	$207.2	$416.5	$174.0	$(13.0)	$784.7

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$1.1	$15.8	$9.9	$—	$26.8
Salaries and benefits payable	0.7	13.9	7.3	—	21.9
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	7.3	4.9	1.9	—	14.1

Total current liabilities	32.4	34.6	19.1	—	86.1

Long-term debt	—	389.7	105.4	—	495.1
Deferred income taxes	12.1	—	—	—	12.1
Other liabilities	26.3	0.2	—	—	26.5
Redeemable non-controlling interests	—	—	18.0	—	18.0
Due to parent	200.0	2.7	7.8	—	210.5
Total stockholder’s equity (deficit)	(63.6)	(10.7)	23.7	(13.0)	(63.6)

	$207.2	$416.5	$174.0	$(13.0)	$784.7

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

September 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25.4	$(5.0)	$(2.6)	$—	$17.8
Accounts receivable, net	0.2	85.1	38.8	—	124.1
Inventories	—	16.0	9.7	—	25.7
Prepaid expenses and other current assets	1.5	2.9	1.1	—	5.5
Other receivables	0.4	1.8	0.2	—	2.4
Deferred tax assets	2.4	—	—	—	2.4
Assets held for sale	—	12.5	—	—	12.5

Total current assets	29.9	113.3	47.2	—	190.4

Property and equipment, net	13.2	339.2	123.2	—	475.6

Goodwill	131.4	—	—	—	131.4
Intangible assets, net	—	10.2	1.6	—	11.8
Investments in subsidiaries	21.0	—	—	(21.0)	—
Other assets, net	32.4	0.7	0.8	—	33.9

	$227.9	$463.4	$172.8	$(21.0)	$843.1

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$1.6	$18.0	$8.8	$—	$28.4
Salaries and benefits payable	1.4	15.2	6.7	—	23.3
Accrued interest	11.7	—	—	—	11.7
Other accrued liabilities	9.5	6.8	2.5	—	18.8
Current portion of capital lease	—	5.6	—	—	5.6

Total current liabilities	24.2	45.6	18.0	—	87.8
Long-term debt	—	438.8	105.6	—	544.4
Deferred income taxes	14.6	—	—	—	14.6
Other liabilities	34.5	0.3	0.2	—	35.0
Redeemable non-controlling interests	—	—	20.9	—	20.9
Due to parent	224.7	(10.4)	(3.8)	—	210.5
Total stockholder’s equity (deficit)	(70.1)	(10.9)	31.9	(21.0)	(70.1)

	$227.9	$463.4	$172.8	$(21.0)	$843.1

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Nine Months Ended September 30, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$4.1	$(7.1)	$13.8	$(9.8)	$1.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(9.8)	—	—	9.8	—
Loss from discontinued operations	—	2.0	—	—	2.0
Depreciation and amortization	0.2	18.1	6.5	—	24.8
Provision for bad debts	0.8	38.2	17.5	—	56.5
Deferred income taxes	1.8	—	—	—	1.8
Stock-based compensation	0.3	—	—	—	0.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.8)	(34.9)	(20.7)	—	(56.4)
Inventories	—	(0.5)	(0.3)	—	(0.8)
Prepaid expenses and other current assets	(0.6)	(2.9)	(0.4)	—	(3.9)
Accounts payable and other current liabilities	5.1	—	(1.1)	—	4.0
Accrued salaries	(4.3)	3.8	0.4	—	(0.1)
Accrued interest	(11.9)	—	—	—	(11.9)
Other	3.0	(0.7)	(0.9)	—	1.4

Net cash provided by (used in) operating activities – continuing operations	(12.1)	16.0	14.8	—	18.7
Net cash used in operating activities – discontinued operations	—	(1.2)	—	—	(1.2)

Net cash provided by (used in) operating activities	(12.1)	14.8	14.8	—	17.5

Investing activities:
Acquisition of healthcare businesses	—	(3.7)	(27.7)	—	(31.4)
Purchase of property and equipment, net	(2.5)	(10.9)	(7.1)	—	(20.5)
Change in other assets	1.3	1.3	0.3	—	2.9

Net cash used in investing activities – continuing operations	(1.2)	(13.3)	(34.5)	—	(49.0)
Net cash used in investing activities – discontinued operations	—	(2.2)	—	—	(2.2)

Net cash used in investing activities	(1.2)	(15.5)	(34.5)	—	(51.2)

Financing activities:
Advances (to) from Parent	(23.0)	(1.5)	20.9	—	(3.6)
Distributions to non-controlling interests	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) financing activities – continuing operations	(23.0)	(1.5)	20.1	—	(4.4)
Net cash provided by financing activities – discontinued operations	—	3.4	—	—	3.4

Net cash provided by (used in) financing activities	(23.0)	1.9	20.1	—	(1.0)

Change in cash and cash equivalents	(36.3)	1.2	0.4	—	(34.7)
Cash and cash equivalents at beginning of year	55.0	(4.6)	(2.1)	—	48.3

Cash and cash equivalents at end of year	$18.7	$(3.4)	$(1.7)	$—	$13.6

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Nine Months Ended September 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(2.1)	$(0.2)	$9.2	$(8.8)	$(1.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(8.8)	—	—	8.8	—
Loss (income) from discontinued operations	—	6.5	(0.1)	—	6.4
Depreciation and amortization	0.2	19.2	8.2	—	27.6
Provision for bad debts	—	42.0	22.6	—	64.6
Deferred income taxes	1.8	—	—	—	1.8
Stock-based compensation	0.8	—	—	—	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.2)	(51.3)	(24.9)	—	(76.4)
Inventories	—	(0.4)	—	—	(0.4)
Prepaid expenses and other current assets	0.3	4.1	0.6	—	5.0
Accounts payable and other current liabilities	2.7	0.8	0.6	—	4.1
Accrued salaries	(0.1)	1.5	(0.6)	—	0.8
Accrued interest	(11.6)	—	—	—	(11.6)
Other	2.1	(0.4)	(0.7)	—	1.0

Net cash provided by (used in) operating activities – continuing operations	(14.9)	21.8	14.9		21.8
Net cash used in operating activities – discontinued operations	—	(3.3)	—	—	(3.3)

Net cash provided by (used in) operating activities	(14.9)	18.5	14.9	—	18.5

Investing activities:
Acquisition of healthcare business	(19.4)	—	—	—	(19.4)
Purchase of property and equipment, net	(11.0)	(9.9)	(4.4)	—	(25.3)
Proceeds from disposition	1.6	—	—	—	1.6
Other assets	2.0	0.8	0.4	—	3.2

Net cash used in investing activities	(26.8)	(9.1)	(4.0)	—	(39.9)

Financing activities:
Payments on capital lease obligation	—	(0.9)	—	—	(0.9)
Advances (to) from Parent	18.7	(10.6)	(8.2)	—	(0.1)
Distributions to non-controlling interests	—	—	(1.1)	—	(1.1)
Repurchases of non-controlling interests	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities – continuing operations	18.7	(11.5)	(10.4)	—	(3.2)

Change in cash and cash equivalents	(23.0)	(2.1)	0.5	—	(24.6)
Cash and cash equivalents at beginning of year	48.4	(2.9)	(3.1)	—	42.4

Cash and cash equivalents at end of year	$25.4	$(5.0)	$(2.6)	$—	$17.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and accompany notes included elsewhere in this report and (ii) our consolidated financial statements and accompanying notes and discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”). We intend for this discussion to provide information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes. Unless the context requires otherwise, Capella Healthcare, Inc. and its subsidiaries are referred to in this section as “Capella,” the “Company,” “we,” “us” and “our.”

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements,” which are intended to be covered by the safe harbors created by federal securities laws. Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this discussion by use of words, including but not limited to, “may,” “believe,” “will,” “should,” “expect,” “estimate,” “anticipate,” “intend,” and “plan.” In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; the impact of healthcare reform; future financial performance and condition; industry and general economic trends, including the impact of the current economic environment, changes to reimbursement, patient volumes and related revenue; our compliance with new and existing laws and regulations, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the impact of bad debt expenses; anticipated revenue from Medicare and Medicaid electronic health records (“EHR”) incentive payments; future liquidity and capital resources; existing and future debt; and the effects of inflation and changing prices.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medical services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in seven states. As of September 30, 2012, on a consolidated basis, we operated 12 acute care hospitals (eleven of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,529 licensed beds, excluding assets held for sale and included in discontinued operations. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Effective April 30, 2012, we entered into a joint venture agreement with St. Thomas Health (“St. Thomas”) in Tennessee. In exchange for a 6.49% minority ownership in four of our Tennessee hospitals, St. Thomas contributed approximately $0.5 million in equipment. St. Thomas will co-brand these Tennessee hospitals as well as clinically support certain services and future growth opportunities. Our partnership with St. Thomas will be the exclusive development vehicle for a 60-county region in middle Tennessee and southern Kentucky.

Effective July 1, 2012, we executed a long-term lease agreement for Muskogee Community Hospital (“MCH”), a 45-licensed bed facility located in Muskogee, Oklahoma. MCH is now a campus of our Muskogee Regional Medical Center. As part of the transaction, we executed an asset purchase agreement in which we acquired specific components of net working capital, as defined, and certain intangible assets for $21.3 million. Of the purchase price, $8.4 million is in the form of a promissory note payable in fifteen equal installments beginning July 2013. We also executed a master lease agreement for the real property and certain equipment used in the operation of MCH. Under the master lease agreement, we pay a lease payment of $565,000 per month, which payment will be adjusted for inflation beginning in the third year of the lease. We have the option to purchase the leased real property and equipment at fair value on July 20, 2014. If we do not exercise the initial purchase option, we have the option to purchase upon the expiration of the initial lease term (15 years). We also have an option to renew the lease for an additional 15 years, after which we also could exercise a purchase option for fair value.

On September 26, 2012, we signed an asset purchase agreement to acquire Mercy Hospital, a 282-bed full service acute care hospital in Hot Springs, Arkansas. We and Mercy Hospital are pursuing required regulatory approvals to complete the transaction. Mercy Hospital’s relationship to the Roman Catholic Church also requires approval from the Vatican, and that process is underway. Assuming regulatory and Vatican approvals are received and other customary closing conditions are satisfied, the Company expects the transaction to close in 2013.

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

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. However, the Supreme Court also held that the provision of the Affordable Care Act that authorized the Secretary of Health and Human Services to penalize any state that chooses not to participate in the expansion of the Medicaid program by removing all of the state’s existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have indicated that they will not expand their Medicaid programs, which would result in some low-income persons in those states not receiving coverage through the Affordable Care Act. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act on our revenue and results of operations due to its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. EHR meaningful use objectives and measures that hospitals and physicians must meet in order to qualify for incentive payments are being implemented in three stages. Stage 1 has been in effect since 2011. On August 23, 2012, United States Department of Health and Human Services released final requirements for Stage 2, which will take effect starting in 2014. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. We currently estimate that at a minimum the total costs incurred to comply with the HITECH Act will be recovered through EHR incentive payments. During the nine months ended September 30, 2012, we recognized $1.2 million of other income related to estimated EHR incentive payments.

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

On August 31, 2012, CMS published its hospital inpatient prospective payment system (“IPPS”) final rule for federal fiscal year (“FFY”) 2013, which began on October 1, 2012. Under the final rule, hospitals that successfully report the quality measures for the Hospital Inpatient Quality Reporting Program will receive a 2.8% rate increase and those that do not will receive a 0.8% rate increase in FFY 2013. The update is based on a hospital market basket increase of 2.6%, which is reduced by a multi-factor productivity adjustment of 0.7% and an additional 0.1% as required by the Affordable Care Act and is increased by a documentation and coding adjustment of 1.0%.

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

The IPPS final rule for FFY 2013 also finalized the methodology for calculating payment reductions to hospitals with excess readmissions, as required by the Affordable Care Act. Beginning on October 1, 2012, hospitals subject to this rule receive a payment reduction based on a ratio of the hospital’s aggregate dollars for excess readmissions to their aggregate dollars for all discharges, with a maximum payment reduction of 1.0% in FFY 2013. CMS estimates that the hospital readmissions reduction program will result in a 0.3% ($270 million) decrease in overall payments to hospitals.

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

Pay for Performance and Quality Related Reimbursement

Many payors, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past. For FFY 2012, Medicare expanded the number of quality measures to be reported to 72, compared to 55 during FFY 2011. In addition, the IPPS final rule continues to focus on tying Medicare payments to value-based and quality-driven efforts. CMS created a more streamlined set of 59 quality measures for FFY 2015 and 60 for FFY 2016. The final rule also implements payment provisions related to CMS’s effort to reduce the number of hospital readmissions. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements. While current Medicare guidelines and contracts with most managed care payors provide for reimbursement based upon the reporting of quality measures, we believe significant payors will utilize the quality measures to determine reimbursement rates for hospital services. We have developed key processes and infrastructure that we believe enable us to meet or exceed the current established quality guidelines. We plan to continue to invest in quality initiatives and technology in order to meet the quality demands of our payors in the future.

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

HIPAA

In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases (“ICD-10”), which establishes an updated code set to be used for classifying health care diagnoses and procedures. Entities covered under HIPAA will be required to use the ICD-10, which contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system. Because of the greater number of codes, the coding for the services provided in our facilities will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. HIPAA currently requires implementation of ICD-10 to be achieved by October 1, 2013. However, on August 24, 2012, CMS released a final rule that would delay the effective date of the ICD-10 transition to October 1, 2014. If any of our facilities fails to implement the new coding system by the deadline, the affected facility will not be paid for services. We are not able to predict the timeframe or the overall financial impact of the transition to ICD-10.

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals and increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of and growth in bad debts and charity care. For the three months ended September 30, 2012, our uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 22.5%, compared to 21.7% during the same prior year period. For the nine months ended September 30, 2012, our uncompensated care as a percentage of revenue was 21.8%, compared to 20.5% during the same prior year period.

We anticipate that if we experience further growth in uninsured volume and revenue, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be affected adversely.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2011 and September 30, 2012:

December 31, 2011	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.4%	0.7%	0.4%	27.5%
Medicaid(1)	6.2	0.7	0.6	7.5
Managed Care and Other	18.9	1.8	1.1	21.8
Self-Pay(2)	10.6	9.6	23.0	43.2

Total	62.1%	12.8%	25.1%	100.0%

September 30, 2012	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	27.4%	0.9%	0.8%	29.1%
Medicaid(1)	7.1	0.7	0.6	8.4
Managed Care and Other	18.5	1.7	1.0	21.2
Self-Pay(2)	11.1	9.2	21.0	41.3

Total	64.1%	12.5%	23.4%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

The volume of self-pay accounts receivable remains sensitive to a combination of factors including: price increases, acuity levels, higher insured patient co-payments and deductibles, economic factors and the increased difficulties of patients who do not qualify for charity care programs. We have implemented a number of practices to mitigate bad debt expense and increase collections including: increased focus on upfront cash collections, incentive plans for our hospitals’ financial counselors and registration personnel, increased focus on payment plans with non-emergent patients, among other efforts. Despite these practices, we believe bad debts will remain a significant risk for us as well as the rest of the hospital industry.

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

Revenue/Volume Trends

Revenue for the three months ended September 30, 2012 increased 7.6% to $183.4 million, compared to $170.5 million in the same prior year period. Revenue for the nine months ended September 30, 2012 increased 10.5% to $564.6 million, compared to $511.1 million in the same prior year period. Our revenue depends upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

Revenue

The primary sources of our revenue before the provision for bad debts include various managed care payors, including managed Medicare and managed Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and patients themselves. We are typically paid less than our gross charges, regardless of the payor source, and report revenue before the provision for bad debts to reflect contractual adjustments and other allowances required by managed care providers and federal and state agencies. Our revenue for the nine months ended September 30, 2012 was impacted by the following items.

Our Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP. The legislation related to SHOPP was signed into law by the Governor of Oklahoma on May 13, 2011, but subject to approval by CMS. On January 17, 2012, CMS approved SHOPP with an effective date of July 1, 2011. SHOPP, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. The state plans to use revenue from this assessment to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. Since CMS approval of the program did not occur until January 17, 2012, we recorded fifteen months of revenue and expenses (six months from July 1, 2011 through December 31, 2011 and nine months from January 1, 2012 through September 30, 2012) associated with SHOPP during the nine months ended September 30, 2012. CMS approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles.

We also recorded revenue and expenses related to the rural floor provision settlement litigation during the nine months ended September 30, 2012. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals, and then to calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation, in which we and several other hospital companies participated, has now been settled with a settlement agreement signed on April 5, 2012.

During the nine months ended September 30, 2012, we recorded revenue and expenses related to the prior period SHOPP (for the period of July 1, 2011 through December 31, 2011) and rural floor provision settlement of $13.6 million and $5.1 million, respectively.

Consolidated admissions increased 4.5% and 5.2%, respectively, for the three and nine months ended September 30, 2012, compared to the same prior year periods. Consolidated adjusted admissions increased 5.4% and 9.6%, respectively, for the three and nine months ended September 30, 2012, compared to the same prior year periods. For the nine months ended September 30, 2012, same-facility admissions and adjusted admissions increased 2.1% and 6.1%, respectively, compared to the same prior year period. For the quarter ended September 30, 2012, consolidated and same-facility results are the same. For the nine months ended September 30, 2012, same-facility results exclude the results of Dekalb Community Hospital (“Dekalb”) and Stones River Hospital (“Stones River”), which were acquired effective July 1, 2011.

Consolidated inpatient surgeries increased 1.0% for the three months ended September 30, 2012 and decreased 1.6% for the nine months ended September 30, 2012, compared to the same prior year periods. For the nine months ended September 30, 2012, same-facility inpatient surgeries decreased 4.1% compared to the same prior year period. We experienced an increase in consolidated outpatient surgeries of 2.5% and 9.6%, respectively, for the three and nine months ended September 30, 2012, compared to the same prior year periods. The increase in outpatient surgeries for the nine months ended September 30, 2012 is due, in part, to the addition of a surgery center at one of our hospitals that was effective July 1, 2011. We also believe that our increase in outpatient surgeries can be attributed to the continuing industry shift from an inpatient hospital setting to an outpatient setting.

We believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to patient care excellence and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue after the provision for bad debts by payor for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012(2)	2011	2012(2)
Medicare(1)	42.0%	44.8%	43.3%	43.8
Medicaid(1)	14.2	15.0	14.2	16.7
Managed Care and Other	42.8	38.0	41.5	37.6
Self-pay	1.0	2.2	1.0	1.9

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.
(2)	Our percentage of revenue by payor for the three months ended September 30, 2012 has been impacted by SHOPP revenue recorded. Our percentages for the nine months ended September 30, 2012 have been impacted by the rural floor provision settlement and prior period SHOPP described previously.

Revenue per adjusted admission increased 2.1% and 0.9%, respectively, for the three and nine months ended September 30, 2012, compared to the same prior year periods. Our revenue per adjusted admission for the nine months ended September 30, 2012 was impacted by the revenue recognized from SHOPP and rural floor provision settlement discussed previously. Excluding the revenue related to SHOPP and the rural floor settlement, our same-facility revenue per adjusted admission declined 0.8% for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease in our revenue per adjusted admission for the nine months ended September 30, 2012 compared to the same prior year period is primarily due to an increase in uncompensated care and the impact of service line rotation as we saw a higher number of lower acuity cases combined with a decline of higher acuity cases on a year to date basis. The increase in lower acuity cases can be attributed, in part, to new service lines such as behavioral health and rehabilitation that we have opened at several of our facilities in order to expand available services at those facilities. These new service lines typically result in lower acuity cases. We also have experienced moderating rates of pricing growth resulting from the impact of high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis. Also, the impact of state budgetary issues on Medicaid funding has resulted in some rate cuts to providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue to work through budgetary issues, any additional cuts to Medicaid funding would impact negatively our future pricing and earnings.

See “Item 1 — Business — Sources of Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in the 2011 Annual Report on Form 10-K for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Affordable Care Act is also addressed in the 2011 Annual Report on Form 10-K.

Critical Accounting Policies

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts and related disclosures. We consider an accounting estimate to be critical if:

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

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three and nine months ended September 30, 2011 and 2012, respectively. Dollar amounts below are in millions.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$190.5	111.7%	$202.8	110.6%	$567.6	111.1%	$629.2	111.4%
Provision for bad debts	(20.0)	(11.7)	(19.4)	(10.6)	(56.5)	(11.1)	(64.6)	(11.4)

Revenue	170.5	100.0%	183.4	100.0%	511.1	100.0%	564.6	100.0%

Costs and expenses:
Salaries and benefits	82.2	48.2	86.7	47.3	248.0	48.5	263.3	46.6
Supplies	28.1	16.5	29.7	16.2	83.8	16.4	87.5	15.5
Other operating expenses	43.1	25.3	47.3	25.8	115.3	22.6	140.6	24.9
Other income	(2.1)	(1.2)	—	—	(4.0)	(0.8)	(1.2)	(0.2)
Management fees	—	—	—	—	0.1	—	0.1	—
Depreciation and amortization	8.4	4.9	10.0	5.4	24.8	4.8	27.6	4.9
Interest, net	12.8	7.5	13.6	7.4	38.2	7.5	39.5	7.0

Total costs and expense	172.5	101.2	187.3	102.1	506.2	99.0	557.4	98.7

Income (loss) from continuing operations before income taxes	(2.0)	(1.2)	(3.9)	(2.1)	4.9	1.0	7.2	1.3
Income taxes	0.1	—	0.9	0.5	1.9	0.4	2.7	0.5

Income (loss) from continuing operations	(2.1)	(1.2)	(4.8)	(2.6)	3.0	0.6	4.5	0.8
Loss from discontinued operations, net of taxes	(1.6)	(1.0)	(0.7)	(0.4)	(2.0)	(0.4)	(6.4)	(1.1)

Net income (loss)	$(3.7)	(2.2)	$(5.5)	(3.0)	$1.0	0.2	$(1.9)	(0.3)

Less: Net income attributable to non-controlling interests	—	—	—	—	1.0	0.2	0.2	—

Net income (loss) attributable to Capella Healthcare, Inc.	$(3.7)	(2.2)%	$(5.5)	(3.0)%	$—	—%	$(2.1)	(0.3)%

The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Continuing operations(1):

Admissions(2)	11,015	11,514	32,574	34,252
Adjusted admissions(3)	23,476	24,745	66,783	73,224
Revenue per adjusted admission	$7,263	$7,412	$7,654	$7,710
Inpatient surgeries	2,509	2,533	7,545	7,424
Outpatient surgeries(4)	5,707	5,848	15,758	17,272
Emergency room visits(5)	56,396	61,663	155,142	177,129

Same-facility(6):

Admissions(2)	11,015	11,514	32,077	32,742
Adjusted admissions(3)	23,476	24,745	65,626	69,641
Revenue per adjusted admission	$7,263	$7,412	$7,688	$7,819
Inpatient surgeries	2,509	2,533	7,488	7,182
Outpatient surgeries(4)	5,707	5,848	15,546	16,815
Emergency room visits(5)	56,396	61,663	151,187	165,203

(1)	Excludes all operations included in discontinued operations.
(2)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(3)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue.
(4)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(5)	Represents the total number of hospital-based emergency room visits.
(6)	Consolidated and same-facility results for the three months ended September 30, 2012 are the same and reflect all facilities in continuing operations, including MCH, which became a campus of Muskogee Regional Medical Center upon acquisition. Same-facility results for the nine months ended September 30, 2011 and 2012 exclude DeKalb Community Hospital and Stones River Hospital which were acquired in July 2011 through our acquisition of a 60% interest in Cannon County Hospital, LLC (“CCH”).

Three Months Ended September 30, 2012 Compared to September 30, 2011

Revenue. Revenue for the three months ended September 30, 2012 was $183.4 million, an increase of $12.9 million, or 7.6%, over the prior year quarter. The increase in revenue is due to an increase in adjusted admissions of 5.4% and an increase in revenue per adjusted admission of approximately 2.1%.

Revenue also was impacted by the provision for bad debts. During the three months ended September 30, 2012, we reclassified approximately $1.5 million related to Recovery Audit Contractors (“RAC”) audit activity out of the provision for bad debts into revenue before the provision for bad debts. This reclassification was related to prior period RAC activity that we believe is more appropriately shown as a Medicare contractual revenue deduction and is consistent with our policy in recording RAC activity. There was no effect on our revenue from this reclassification, but our provision for bad debts was reduced as our Medicare contractuals were increased. Excluding the impact of this reclassification, our provision for bad debts increased $1.0 million, or 5.0%, compared to the prior year period. The increase in bad debts was primarily due to an increase in self-pay revenue as a result of higher emergency department utilization. Self-pay gross revenue increased 19.2%, compared to the same prior year period.

Salaries and benefits. Salaries and benefits for the three months ended September 30, 2012 were $86.7 million, or 47.3% of revenue, compared to $82.2 million, or 48.2% of revenue in the same prior year quarter. Our salaries and benefits margin benefitted from a $0.5 million reduction in contract labor and continued labor productivity improvements across our facilities.

Supplies. Supplies expense for the three months ended September 30, 2012 was $29.7 million, or 16.2% of revenue, compared to $28.1 million, or 16.5% of revenue in the same prior year quarter. The improvement in our supplies margin was due to our continued successful efforts to manage supply costs.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the three months ended September 30, 2012 was $47.3 million, or 25.8% of revenue, compared to $43.1 million, or 25.3% of revenue, in the same prior year quarter. The increase in our other operating expenses margin was due to the following items: a $2.2 million increase in contract services from the implementation of new service lines at our facilities a $1.1 million increase in professional fees due to the implementation of hospitalist programs at two of our hospitals and a $1.2 million increase in acquisition costs. These expense increases were offset by an improvement in insurance costs during the quarter based on favorable claims experience accounting as well as our success in leveraging fixed costs in relationship to our revenue growth.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criterion has been met.

Income taxes. Our effective tax rate from continuing operations was approximately 23.1% for the three months ended September 30, 2012 compared to 5.0% for the same prior year quarter. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-lived intangible assets.

Nine Months Ended September 30, 2012 Compared to September 30, 2011

Revenue. Revenue for the nine months ended September 30, 2012 was $564.6 million, an increase of $53.5 million, or 10.5%, over the nine months ended September 30, 2011. The increase in revenue was due to the following: (i) revenue recorded related to the prior period SHOPP (from July 1, 2011 to December 31, 2011) and rural floor settlement which contributed approximately $13.6 million of revenue and (ii) an increase in adjusted admissions of 9.6%, offset by a decline in revenue per adjusted admission (excluding SHOPP and the rural floor settlement) of approximately 1.8%. Revenue for the nine months ended September 30, 2012 includes the results of DeKalb and Stones River for nine months compared to three months in the same prior year period.

Our revenue was impacted by an increase in our provision for bad debts, which increased $8.1 million, or 14.3% compared to the nine months ended September 30, 2011. The increase in bad debts was primarily due to the growth in uninsured patient volume and revenue. Self-pay admissions were 6.3% of total admissions, which increased from 5.8% during the nine months ended September 30, 2011. Self-pay gross revenue increased 20.8% compared to the prior year period.

Salaries and benefits. Salaries and benefits for the nine months ended September 30, 2012 was $263.3 million, or 46.6% of revenue, compared to $248.0 million, or 48.5% of revenue, during the nine months ended September 30, 2011. Our salaries and benefits margin was impacted by the prior period SHOPP and rural floor settlement revenue discussed previously. Also, as a result of the rural floor provision settlement, we recorded an additional $2.2 million in incentive compensation for our employees in accordance with our incentive plan provisions during the nine months ended September 30, 2012. Excluding the revenue and expense related to the prior period SHOPP and rural floor settlement, salaries and benefits as a percentage of revenue was 47.8% for the nine months ended September 30, 2012, compared to 48.5% in the same prior year period. Our salaries and benefits margin benefitted from a $2.8 million reduction in contract labor and our continued labor productivity improvements across our facilities.

Supplies. Supplies expense for the nine months ended September 30, 2012 was $87.5 million, or 15.5% of revenue, compared to $83.8 million, or 16.4%, of revenue for the nine months ended September 30, 2012. Our supplies margin was impacted by the SHOPP program and rural floor settlement revenue discussed previously. Excluding revenue related to the prior period SHOPP program and rural floor settlement, supplies expense as a percentage of revenue was 15.9%, compared to 16.4% in the same prior year period. The improvement in our supplies margin was due to a decline in supply intensive in-patient surgical cases as well as our continued efforts to manage supply costs.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the nine months ended September 30, 2012 was $140.6 million, or 24.9% of revenue, compared to $115.3 million, or 22.6%, of revenue for the nine months ended September 30, 2011. Our other operating expense margin was impacted by the SHOPP program and rural floor settlement discussed previously. Excluding revenue and expenses related to the SHOPP program and rural floor settlement, other operating expenses as a percentage of revenue was 25.0%, compared to 22.6% in the same prior year period. The increase in other operating expenses margin is due to a $10.3 million increase in provider taxes and fees, a $5.5 million increase in contract services from the implementation of new service lines at our facilities, a $4.1 million increase in professional fees due to the implementation of hospitalist programs at two of our hospitals and a $2.8 million increase in acquisition costs. These expense margin increases were offset by improvement in fixed costs such as utilities and rents and leases that we were able to successfully leverage against revenue growth.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the nine months ended September 30, 2012, we recognized approximately $1.2 million of incentive reimbursements, compared to $4.0 million for the nine months ended September 30, 2012.

Income taxes. Our effective tax rate from continuing operations was approximately 37.5% for the nine months ended September 30, 2012 compared to 38.8% for the nine months ended September 30, 2011. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-live intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the nine months ended September 30, 2011 and 2012.

	Nine Months Ended September 30,
	2011	2012
	(In millions)
Cash provided by operating activities	$17.5	$18.5
Cash used in investing activities	(51.2)	(39.9)
Cash used in financing activities	(1.0)	(3.2)

Operating Activities

Cash provided by operating activities was $17.5 million for the nine months ended September 30, 2011, compared to $18.5 million for the nine months ended September 30, 2012.

At September 30, 2012, we had working capital, excluding assets held for sale, of $90.1 million, including cash and cash equivalents of $17.8 million, compared to working capital at December 31, 2011 of $109.9 million, including cash and cash equivalents of $42.4 million.

Investing Activities

Cash used in investing activities was $51.2 million for the nine months ended September 30, 2011 compared to $39.9 million for the nine months ended September 30, 2012. We spent approximately $6.5 million during the nine months ended September 30, 2012 for our purchase of Artesian Cancer Center at Muskogee in Muskogee, Oklahoma and $12.9 million in cash for our purchase of MCH. Capital expenditures for the nine months ended September 30, 2011 were $20.5 million compared to $25.3 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we spent approximately $12.5 million on information technology, $4.5 million on routine capital and $8.3 million on growth capital. We also received proceeds for the divestiture of Hartselle Medical Center in Hartselle, Alabama of $1.6 million during the nine months ended September 30, 2012.

Financing Activities

Cash flows used in financing activities was $1.0 million for the nine months ended September 30, 2011 compared to $3.2 million for the nine months ended September 30, 2012. Cash flows used in financing activities includes approximately $1.1 million in repurchases of non-controlling interests, $1.1 million of distributions to non-controlling interests and $0.9 million in payments on the MCH capital lease during the nine months ended September 30, 2012.

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

Debt Covenants

The indenture governing the 9  1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2011 and September 30, 2012, we were in compliance with all debt covenants that were subject to testing at such dates.

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

We had $42.4 million and $17.8 million of cash and cash equivalents as of December 31, 2011 and September 30, 2012, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents is held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

Obligations and Commitments

During the nine months ended September 30, 2012, there were no material changes in our contractual obligations as presented in the 2011 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2012, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary

4.4	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Steven R. Brumfield
Steven R. Brumfield
Vice President and Controller
(principal accounting officer and authorized officer)

Date: November 2, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4 % Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary

4.4	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.