Form 10-K
period 2012-12-31
Capella Healthcare, Inc.
filed 2013-03-28
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

As of March 28, 2013, the number of outstanding shares of the registrant’s common stock was 100.

Capella Healthcare, Inc.

PART I

Item 1. Business.

Company Overview

Capella Healthcare, Inc., a Delaware corporation, is a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. Unless otherwise noted or unless the context requires otherwise, the term “Capella” refers to Capella Healthcare, Inc. and the terms the “Company,” “we,” “us” and “our” refer to Capella and its consolidated subsidiaries. As of December 31, 2012, on a consolidated basis, we operated 12 acute care hospitals (11 of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,574 licensed beds in six states.

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

We generated $656.2 million, $683.9 million and $747.6 million in revenue from continuing operations, net of the provision for bad debts, for the years ended December 31, 2010, 2011, and 2012, respectively.

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

Availability of Information

The Company’s internet website address is www.capellahealth.com. The Company currently makes available free of charge on its website under “Investor Relations — SEC Filings” its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished as soon as reasonably practicable after the Company electronically files such materials with, or furnishes them to, the United States Securities and Exchange Commission (“SEC”).

Our Business Strategy

The key elements of our business strategy are:

Enhancing Quality of Care and Service Excellence

We place significant emphasis on consistently providing high quality patient care and service excellence. We seek to achieve this by continuously enhancing our programs and protocols through targeted investments in our employees, physicians, systems and strategic growth initiatives. We believe value-based purchasing initiatives of both governmental and private payors, such as linking payment for healthcare services to performance on objective quality measures, increasingly will become key drivers of financial performance. Examples of these initiatives include denying payment for avoidable hospital re-admissions and bundling payments for acute care services with physician or post-acute services. We believe our continued strategic investments to improve patient care excellence will prepare us to face the challenges and capitalize on the opportunities relating to the ever-changing, pay-for-performance environment. Some of our strategic initiatives in quality and service excellence include:

•

Emergency Rooms. We embarked on a multi-year strategy to enhance quality and improve operating efficiencies in our emergency rooms. This strategy involves implementing process improvement initiatives, which are designed to improve patient experiences through more efficient utilization of resources. We also are making a significant investment in a leading emergency department information system, which is comprised of several modules that offer comprehensive patient management system tools. The program provides consistent guidelines for patient care excellence helping to ensure that proper screening, evaluation and treatment is performed.

•

Local Physician Leadership Groups, or LPLGs. Our LPLGs are comprised of four to five physician leaders and our hospital chief executive officer, or hospital CEO, in each of our markets. The groups (i) provide ongoing dialogue with hospital administration; (ii) help develop key clinical strategic initiatives for the hospital; and (iii) promote patient care excellence.

•

Physician Advisory Group, or PAG. Our PAG is comprised of physician leaders across the Company. The group (i) provides clinical review and guidance related to information system design, build-out and workflow; (ii) advises us on physician communication and education; and (iii) identifies opportunities where technology can be used to improve clinical processes and outcomes.

•

National Physician Leadership Group, or NPLG. Our NPLG is comprised of one member of each LPLG and Capella’s senior management team. The group (i) receives updates on Capella corporate strategy and vision; (ii) discusses quality of care issues and goals; (iii) promotes networking among Capella-affiliated physicians; (iv) offers advice on special projects where front line physician input is critical; and (v) allows members of the medical staff to have direct communication with members of Capella’s senior management team.

•

Chief Medical Officer, or CMO. Our corporate CMO is responsible for facilitating the work of our NPLG, ensuring that physician leaders from across the Company are continuously involved in shaping our vision and future strategies. The CMO is also responsible for providing leadership for our affiliated hospitals’ quality and service excellence initiatives as well as for on-going communication with medical staff members.

•

Training and Education. We provide a customized on-line learning center comprised of approximately 3,000 clinically based courses to all our staff. Our corporate office develops and implements a work plan for each of our hospitals based upon their specific needs. Each hospital’s Chief Quality Officer, or CQO, and Chief Nursing Officer, or CNO, in turn, develop individual educational work plans for each staff member at their facility. Usage of the Capella Learning Center is monitored by the corporate office and is reported to Capella’s senior management team. We also work with an independent consulting group to provide training in the areas of improving patient care processes as well as employee, physician and patient satisfaction. We believe this is a critical element in emphasizing our philosophy that, if our employees and physicians enjoy where they work, and if they are intellectually stimulated, they will improve patient care excellence. We survey our physicians and our employees on an annual basis to identify objectives for quality and satisfaction improvement.

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

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of electronic health records (“EHR”) by both physicians and hospitals. We believe that these systems improve quality, safety, efficiency and clinical outcomes, and we intend to comply with all EHR meaningful use requirements of the HITECH Act.

Continued Physician Engagement and Alignment Initiatives

Our ability to meet the medical care needs of our communities and enhance and expand our services is highly dependent on our physician engagement strategies. We have a comprehensive recruiting program that is directed at the local level by our hospital CEOs and Boards of Trustees. We supplement our local teams with several third party recruiting firms to assist in identifying candidates that match the profile of our physician needs. We maintain a flexible approach to aligning our goals with our physician partners, including our willingness to recruit physicians through multi-year employment and/or income guarantee arrangements and to enter into other collaborative arrangements. As discussed above, our senior management team includes a CMO to assume leadership responsibility for facilitating the work of our NPLG in an effort to keep physician leaders across the Company continuously involved in shaping the Company’s vision and future strategies. In addition, we believe physicians are attracted to our hospitals because of several factors, including:

•	our commitment to patient care excellence;

•	our willingness to deploy strategic capital to improve the delivery of care;

•	our focus on employing and developing high quality nursing and support staff; and

•	our integration into, and support of, the communities we serve.

Identifying and Establishing Strong Local Market Leadership

We empower our individual hospital management teams to develop comprehensive strategic plans that position their hospitals to meet the healthcare needs of the communities we serve. In addition to strong corporate oversight and resources, each of our local leadership teams is supported by a local Board of Trustees and a LPLG. The Board of Trustees is comprised of physicians and community leaders as well as the hospital CEO. We believe local community leaders are an important resource for our hospital CEOs to insure that we are being responsive to the needs of the communities we serve. Our LPLGs are typically comprised of local physician leaders as well as members of our hospital’s administration. These groups ensure that we are providing patient care excellence, offering the appropriate medical services, maintaining high quality employees and recruiting the best physicians to our medical staff. Our corporate office provides continuous operational, financial and human resources support to our local teams and has designed programs that allow us to share best practices across our entire portfolio of facilities.

Expanding the Services We Provide

Each year, we conduct in-depth strategic reviews of the major service lines at each of our facilities as well as market demand for additional services. We leverage our local market knowledge together with input and guidance from our local physician and community leaders, to prioritize healthcare services our communities are seeking. We then initiate an assessment and develop an investment plan that supports the expansion of the appropriate services. Focus areas include:

•	expanding specialty medical services, such as medical and radiation oncology, cardiovascular, orthopedic, neurology, behavioral health and women’s services;

•	initiating and expanding outpatient services;

•	investing in medical equipment and technology to support our service lines;

•	improving our efficiency to deliver better quality care in our emergency rooms; and

•	enhancing patient, physician and employee satisfaction.

We have engaged consultants and are working with our hospital CEOs to identify trends in service lines and areas for future expansion of services. We remain motivated to invest in our facilities in order to increase the quality and scope of services we provide, meet the needs of our communities and establish a strong reputation so that we may continue to recruit leading physicians, and become the healthcare provider of choice in our communities.

Pursuing Acquisitions and Strategic Relationships

We believe we will continue to have opportunities to pursue acquisitions of hospitals and other healthcare facilities both in existing and new markets. We will pursue a disciplined acquisition strategy in markets where we believe we can have the greatest impact on operational performance of the acquired facility. We will continue to target acute care hospitals and ancillary facilities in attractive, primarily non-urban markets with populations generally greater than 35,000. We have focused criteria that cover multiple aspects of a new facility and include demographics, operational improvement, financial improvement and cultural alignment. We perform a significant amount of due diligence on each facility we intend to acquire to ensure that our criteria are met.

We also anticipate we will have opportunities to pursue selective acquisitions or otherwise develop complementary ancillary businesses in the markets we currently serve. We have placed a significant emphasis on pursuing such strategic in-market transactions that support our ability to expand our community service offerings. These investments can include, but are not limited to: ambulatory surgery centers, outpatient diagnostic imaging centers, free-standing clinical laboratories, home healthcare and urgent or primary care centers. Our criteria for in-market strategic investments are similar to our criteria for external acquisitions, including focusing on outpatient ancillary centers where we can improve operations.

Consistent with our strategy, we made several acquisitions during 2012. We acquired the assets of Muskogee RT Associates, LLC (“MRTA”) in Muskogee, Oklahoma, effective March 16, 2012. MRTA was integrated into our EASTAR Health System’s (“EASTAR”) (formerly Muskogee Regional Medical Center) cancer program upon acquisition. Effective July 1, 2012, we executed a long-term lease agreement for Muskogee Community Hospital (“MCH”), a 45-licensed bed facility located in Muskogee, Oklahoma. Upon execution of the lease, MCH immediately became a satellite campus of EASTAR Health System. Finally, effective December 31, 2012 we acquired the assets of Southwest Imaging Center, Inc. and Raindancer LLC d/b/a Doctors MRI (“the Imaging Centers”) in Lawton, Oklahoma. The Imaging Centers were integrated into Southwestern Medical Center upon acquisition.

We also believe that the opportunity exists for us to enter into joint ventures or strategic alliances with other hospitals and healthcare providers. For example, effective April 30, 2012, we formed a joint venture with St. Thomas Health (“St. Thomas”) at four of our Tennessee hospitals. St. Thomas co-branded these hospitals and clinically supports certain services. We believe the St. Thomas joint venture improves the delivery of care and strengthens future growth opportunities for these hospitals.

Delivering Strong Financial Performance

We seek to maintain disciplined financial policies aimed at growing revenue, improving margins and generating free cash flow. We continue to focus on ways in which we can increase revenue from our existing facilities, including continued investments to expand services, continued physician recruitment to meet our communities’ needs and negotiating favorable managed care contracts. We are also focused on capitalizing on several operational efficiencies to improve our margins and free cash flow, including:

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

Our Hospital Operations

Acute Care Services

Our hospitals typically provide the full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, women’s services, diagnostic and emergency services, as well as select tertiary services, such as open-heart surgery. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy. We also provide outpatient services at our imaging centers and ambulatory surgery centers. Certain of our hospitals have a limited number of psychiatric, skilled nursing and rehabilitation beds.

Management and Oversight

Our senior management team has extensive experience in operating multi-facility hospital networks and plays a vital role in the strategic planning for our facilities. A hospital’s local management team is generally composed of a chief executive officer, chief operating officer, chief financial officer, chief nursing officer and chief quality officer. Local management teams, in consultation with their LPLG and the hospital’s Board of Trustees and our corporate staff, develop annual operating plans setting forth growth strategies through the expansion of current services, implementation of new services and the recruitment and retention of physicians in each community, as well as plans to improve operating efficiencies and reduce costs. We believe that the ability of each local management team to identify and meet the needs of our patients, medical staffs and the community as a whole is critical to the success of our hospitals. We base the compensation for each local management team in part on its ability to achieve the goals set forth in the annual operating plan, including quality of care, patient satisfaction and financial measures.

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

Attracting Patients

We believe that the most important factors affecting a patient’s choice in hospitals are the reputation of the hospital, the availability and expertise of physicians and nurses and the location and convenience of the hospital. Other factors that affect utilization include local demographics and population growth, local economic conditions and the hospital’s success in contracting with a wide range of local payors.

Outpatient Services

The healthcare industry has experienced a general shift during recent years from inpatient services to outpatient services as Medicare, Medicaid and managed care payors have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, we expect inpatient admission use rates to increase over the long term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through expanding service offerings and increasing the throughput and convenience of our emergency departments, outpatient surgery facilities and other ancillary units in our hospitals. We also own minority interests in a surgery center in the Muskogee, Oklahoma service area. We continually upgrade our resources, including procuring excellent physicians and nursing staff and utilizing technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volumes from the baby boomers.

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

The table below presents the approximate percentage of revenue before the provision for bad debts we received from the following sources for the periods indicated :

	Year Ended December 31,
	2010	2011(2)	2012(3)
Medicare(1)	36.8%	39.3%	39.0%
Medicaid(1)	11.8	12.6	15.0
Managed Care and other	35.0	38.0	35.7
Self-Pay	16.4	10.1	10.3

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The shift in our self-pay payor mix from 2010 to 2011 is due primarily to the impact of our uninsured discount policy, which went into effect January 1, 2011. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue before the provision for bad debts instead of an increase to the provision for bad debts, causing the change in payor mix for 2011.
(3)	The increase in Medicaid revenue for 2012 is due primarily to the Oklahoma Supplemental Hospital Offset Payment Program, or SHOPP. SHOPP increased Medicaid revenue by approximately $21.5 million in fiscal 2012.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act contains many Medicare payment initiatives and changes. Some of the changes have not yet gone into effect, but other revisions, such as payments to accountable care organizations (“ACOs”), programs to reduce payments to hospitals for excessive readmissions, and reductions in the hospital market basket update, are effective now.

On August 1, 2012, CMS issued the Medicare IPPS final rule for Federal Fiscal Year (“FFY”) 2013. Under the final rule, hospitals that report quality data under the Inpatient Quality Reporting (“IQR”) Program receive a 2.8% payment rate increase for inpatient hospital stays paid under the IPPS, and hospitals that do not report quality data receive only an 0.8% increase in payment rates. The 2.8% increase is a compilation of a 2.6% market basket update, the reduction of 0.7 percentage point for the multifactor productivity adjustment, the 0.1 percentage point reduction in accordance with the Affordable Care Act, and the FY 2013 documentation and coding adjustment of 1.0 % on the national standardized amount, which includes the (1.9%) prospective adjustment for documentation and coding and a 2.9 % adjustment to restore the one-time recoupment adjustment made to the national standardized amount for FY 2012. For FFY 2013 (which began on October 1, 2012), FFY2012 (which began on October 1, 2011 and ended on September 30, 2012), and FFY2011 (which began on October 1, 2010 and ended on September 30, 2011), the hospital market basket index increased 2.6%, 3.0% and 2.6%, respectively. Generally, however, the percentage increase in the DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals. In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFY 2013, FFY 2012 and FFY 2011 were reduced by CMS by 0.10%, 0.10% and 0.25%, respectively. For FFY 2012 and each subsequent fiscal year, as also mandated by the Affordable Care Act, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private nonfarm business multi-factor productivity. For FFY 2013 and FFY 2012, the productivity adjustment equated to a 0.7% and 1.0% reduction in the market basket increase, respectively. In addition, in FFY 2013, FFY 2012 and FFY 2011, IPPS payment rates to hospitals were increased by 1.0%, decreased by 2.0% and decreased by 2.9%, respectively, for documentation and coding adjustments that were required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”).The TMA Act also required CMS to recoup the increase in spending in FFYs 2008 and 2009 by FFY 2012. In the IPPS final rule for FFY 2011, CMS reduced the standardized amount by (2.9%), which represented half of the required retrospective adjustment. The remaining (2.9%) retrospective reduction was implemented in FFY 2012. However, because the (2.9%) retrospective reduction that was made in FFY 2011 was restored in FFY 2012, the retrospective adjustment that was made in FFY 2012 was essentially negated. As noted above, the (2.9%) retrospective reduction that was made in FFY 2012 was restored in FFY 2013. Lastly, the TMA Act also required CMS to make an additional prospective cumulative adjustment of (3.9%) to eliminate the full effect of the documentation and coding changes on future payments. The TMA Act gave CMS discretion as to the timing of the implementation of the prospective documentation and coding adjustment, and CMS did not implement any portion of the adjustment in FFYs 2010 and 2011. CMS did, however, implement a (2.0%) prospective documentation and coding adjustment in FFY 2012 and completed the remaining (1.9%) prospective adjustment in FFY 2013.

The rule IPPS rule also makes programmatic changes to the Hospital IQR Program for the FY 2015 payment determination and subsequent years. CMS reduced the number of measures in the IQR Program from 72 to 59 for the FY 2015 payment determination. Additionally, the rule makes some changes to the Hospital Value-Based Purchasing Program (the “VBP Program”), which applies to incentive payments to hospitals for discharges occurring on or after October 1, 2012. These incentive payments will be funded for FY 2013 through a reduction to the FY 2013 base operating MS–DRG payment for each discharge of 1.0 percent. The applicable percentage for FY 2014 is 1.25 percent, for FY 2015 is 1.5 percent, for FY 2016 is 1.75 percent, and for FY 2017 and subsequent years is 2.0 percent. CMS also added requirements for the Hospital VBP Program, including adding for FY 2015 program two additional outcome measures and adding a measure of Medicare Spending per Beneficiary in the Efficiency domain; and finalized a number of other requirements including an appeals process, case minimums, a review and corrections process for claims-based measures, and the scoring methodology for FY 2015.

The American Taxpayer Relief Act of 2012 (“ATRA”), which was enacted on January 1, 2013, requires CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes represent overpayments resulting from documentation and coding adjustments from the implementation of the MS-DRG system. CMS has not yet indicated how or when the additional adjustments required by ATRA will be implemented.

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

As authorized by the Affordable Care Act, the United States Department of Health and Human Services (“HHS”) issued its final rule on April 29, 2011 launching the VBP Program. The VBP Program, which began in October 2012, provides that hospitals will be paid for inpatient acute care services based on quality of care measures as specifically set forth by CMS. The quality measures focus on how closely hospitals follow best clinical practices and how well hospitals enhance patients’ experiences of care. The higher the quality measures, the higher the reward from CMS. The Company intends for its facilities to achieve high levels of quality under the VBP Program, however, the Company cannot guarantee that its facilities’ reimbursement will increase and will not decrease as a result of the implementation of the VBP Program.

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

On November 1, 2012, CMS issued the final OPPS rates for calendar year (“CY”) 2013. Under the final rule, there is an increase in payment rates for hospital outpatient departments by 1.8%. The 1.8% increase is based on the projected hospital market basket of 2.6% minus 0.8% in statutory reduction, including a 0.7% adjustment for economy-wide productivity and a 0.1% point adjustment required by statute. Hospitals that submit quality data in accordance with the Hospital Outpatient Quality Data Reporting Program receive the full 1.9% market basket update, and those that do not submit quality data receive a -0.2% update. As part of the final rule, CMS retained 25 of the 26 quality measures previously adopted for the CY 2014 payment determination and subsequent year payment determinations.

CMS also noted that, in order to improve its cost estimation process, for CY 2013, CMS will be using the geometric mean costs of services within an APC to determine the relative payment weights of services, rather than the median costs that had been used by CMS since the inception of the OPPS. CMS explained that its analysis shows that the change will have a limited payment impact on most providers, with a small number experiencing payment gain or loss based on their service-mix.

Payments under the Medicare program to ambulatory surgery centers (“ASC”) are made under a system whereby the Secretary of the HHS determines payment amounts prospectively for various categories of medical services performed in ASCs. Beginning in 2008, CMS transitioned Medicare payments to ASCs to a system based upon the hospital OPPS. On November 1, 2012, CMS issued a final rule to update the Medicare program’s payment policies and rates for ASCs for CY 2013. The final rule applies a 0.6% increase to the ASC payment rate (projected rate of inflation of 1.4% minus a 0.8% productivity adjustment required by law). In 2011, CMS also adopted a quality reporting program for ASCs for the first time. As part of the CY 2013 final rule, CMS finalized proposed revisions to the ASC Quality Reporting (ASCQR) program and adopted principles to be applied in the future regarding measure selection and development.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented, would result in significant reductions to payments under the PFS. Since 2003, the U.S. Congress has passed fourteen legislative acts delaying application of the SGR formula to the PFS. For CY 2011, CMS issued a final rule that would have applied the SGR formula and resulted in an aggregate reduction of 24.9% to all physician payments under the PFS for FFY 2011. The Medicare and Medicaid Extenders Act of 2010 delayed application of the SGR until January 1, 2012, and the Temporary Payroll Tax Cut Continuation Act of 2011 then delayed application of the SGR for two additional months, through February 29, 2012. On February 22, 2012, the President signed into law a ten-month extension to the SGR cuts, to prevent cuts from taking effect on March 1, 2012. For CY 2013, CMS issued a final rule on November 16, 2012 that would have, in the absence of Congressional action, imposed an overall reduction of 26.5% in the conversion factor used to calculate payment for physician services after January 1, 2013 due to the SGR. The ATRA delayed application of the reduction and extended current Medicare payment rates through December 31, 2013. We cannot predict whether Congress will implement additional fixes to the PFS in the future or whether Congress will enact legislation to avoid or prevent application of SGR reductions in the future, and how payment for the current fix will impact our revenues.

Budget Control Act

On August 2, 2011, the Budget Control Act of 2011 (“BCA”) was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component was implemented in two phases. In the first phase, the BCA imposed caps that reduced non-entitlement spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in automatic, across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFYs 2013 through 2021, split evenly between domestic and defense spending and evenly divided over the nine year period. Certain programs (including the Medicaid program) are protected from these automatic spending reductions, but the Medicare program is subject to reductions capped at 2%. The BCA’s automatic spending reductions began March 1, 2013. The automatic spending cuts, known as “sequestration,” will cut $85 billion this fiscal year. The spending cuts are projected to reduce Medicare spending by 2%, or $9.9 billion. In addition, Congress could pass a new budget bill or take other action that could reduce Medicare spending by a different amount or that could impose additional restrictions on Medicare programs, which could reduce the revenue we receive from governmental payment programs.

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

Third-Party Payors

We also are dependent upon private third-party sources of reimbursement for services provided to patients. In addition, market and cost factors affecting the fee structure, cost containment, and utilization decisions of third-party payors and other payment factors over which we will have no control may adversely affect the amount of payment we will receive for our services. The market share growth of private third-party managed care has resulted in substantial competition among providers of services, including pain management and outpatient and inpatient surgical services, for inclusion in managed care contracting in some markets. In addition, many third-party payor contracts contain termination provisions that allow the payor to terminate the contract without cause after delivering notice of intent to terminate. Termination of a managed care contract can result in material reductions in patient volume and revenue to us. Our financial condition and results of operations may be adversely affected by fixed fee schedules, capitation payment arrangements, exclusion from participation in managed care programs, or other changes in payments for healthcare services.

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

Healthcare Reform

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, and tying hospital payments to the satisfaction of certain quality criteria. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012.

The Affordable Care Act also contains several Medicare payment and delivery system innovations, including the establishment of a Medicare Shared Savings Program to promote accountability and coordination of care through the creation of ACOs and the establishment of a pilot program related to bundled payment for post-acute care. Under the bundled post-acute care pilot program, Medicare would pay one bundled payment for acute, inpatient hospital services, physician services, outpatient hospital services, and post-acute care services for an episode of care that begins three days prior to a hospitalization and spans 30 days following discharge. The Affordable Care Act requires the Secretary of HHS to expand the pilot program if it achieves the stated goals of reducing spending while improving or not reducing quality. The five-year voluntary national bundled payment pilot program for Medicare services would begin no later than January 1, 2013, and expanded, if appropriate, by January 1, 2016. HHS will have the discretion to determine how the program will function. For example, HHS will determine what medical conditions will be included in the program and the amount of the payment for each condition. Under the ACO Medicare Shared Savings Program, ACOs would enter into a contract with the Secretary of the HHS in which the ACO agrees to be accountable for the overall care of its Medicare beneficiaries, to have adequate participation of primary care physicians, to define processes to promote evidence-based medicine, to report on quality and costs, and to coordinate care. ACOs that meet quality and efficiency standards would be allowed to share in the cost savings they achieve for the Medicare program. The final rule outlines certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the ACO rule, patient and provider participation in ACOs is voluntary. The ACO program was established January 1, 2012, and providers were able to begin enrolling on a rolling basis, with the first round of applications due in early 2012. As of January 10, 2013, CMS announced that 106 new organizations have been selected to participate in the Shared Savings Program.

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

Because a majority of the measures contained in the Affordable Care Act do not take effect until 2013 and 2014, it is difficult to predict the impact the Affordable Care Act will have on the Company. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. As a result, the expansion of the Medicaid program to all individuals all adults under 65 years old with incomes at or under 133% of FPL is now optional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so would result in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, potential future legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Depending on further legislative developments and how the Affordable Care Act is ultimately interpreted and implemented, it could have an adverse effect on the business, financial condition and results of operations of the Company.

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

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•

how many previously uninsured individuals will obtain coverage as a result of the Affordable Care Act (the Congressional Budget Office, or CBO, recently estimated 26 million by 2022, and CMS originally estimated almost 34 million by 2019; both agencies made a number of assumptions to derive those figures, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the number of states that elect to expand their Medicaid programs and when that expansion occurs;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

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

•

whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•

the possibility that implementation of provisions expanding health insurance coverage will be delayed, blocked, revised or eliminated as a result of court challenges and efforts to repeal or amend the new law.

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 54.0% of our revenue in 2012 was from Medicare and Medicaid, collectively, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

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

Utilization Review

Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care, validity of diagnosis-related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

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

We have a variety of financial relationships with physicians who refer patients to our facilities. As of December 31, 2012, referring physicians owned interests in six of our hospitals, and four outpatient facilities in which we own a minority interest. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Under the Stark Law, designated health services include inpatient and outpatient hospital services; radiology services, including magnetic resonance imaging, computerized axial tomography scans, and ultrasound services; physical therapy services; occupational therapy services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices and supplies; home healthcare services; and outpatient prescription drugs. Our facilities provide designated health services under the Stark Law.

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

On July 14, 2010, HHS issued a notice of proposed rulemaking to modify the HIPAA privacy, security and enforcement regulations. These changes may require substantial operational changes for HIPAA covered entities and their business associates, including, in part, new requirements for business associate agreements and a transition period for compliance, new limits on the use and disclosure of health information for marketing and fundraising, enhanced individuals’ rights to obtain electronic copies of their medical records and restricted disclosure of certain information, new requirements for notices of privacy practices, modified restrictions on authorizations for the use of health information for research, and new changes to the HIPAA enforcement regulations. On January 17, 2013, HHS issued a final rule which, among other things, made final modifications to the HIPAA privacy, security, and enforcement rules mandated by the HITECH Act; adopted changes to the HIPAA enforcement rule to incorporate the increased and tiered civil money penalty structure provided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information, which replaces the breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA privacy rule as required by the Genetic Information Nondiscrimination Act (GINA). The new rules are effective as of March 26, 2013, and will likely require amendments to existing agreements with business associates. We must comply with the final rule by September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014. We cannot yet quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

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

In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases (“ICD-10”), which establishes an updated code set to be used for classifying health care diagnoses and procedures. Entities covered under HIPAA will be required to use the ICD-10, which contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system. Because of the greater number of codes, the coding for the services provided in our facilities will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. While HIPAA originally required implementation of ICD-10 to be achieved by October 1, 2013, HHS issued a final rule on September 5, 2012, extending the deadline to October 1, 2014. If any of our facilities fail to implement the new coding system by the deadline, the affected facility will not be paid for services. We are not able to predict the timeframe or the overall financial impact of the transition to ICD-10.

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

Certificates of Need

In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies under a certificate of need program. Oklahoma, Tennessee and Washington are the only states in which we currently operate that require approval of acute care hospitals under a certificate of need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services and complete an acquisition or change ownership. Further, violation may result in the imposition of civil sanctions or the revocation of a facility’s license.

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

Competition

The hospital industry is highly competitive. We currently face competition from established not-for-profit healthcare systems, investor-owned hospital companies, large tertiary care hospitals, specialty hospitals and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future. Because of the shift to outpatient care and more stringent payor-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients. Many of our competitors are larger than us and have more financial resources available than we do. Other not-for-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis. In addition, one of our facilities, National Park Medical Center, currently competes with a facility that is owned and operated by physicians.

Employees and Medical Staff

As of December 31, 2012, we had approximately 6,279 employees, including approximately 1,501 part-time employees. Approximately 253 of our full-time employees at our Olympia, Washington hospital are unionized. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not currently expect these efforts to affect our future operations materially. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

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

We have developed a strategic physician recruitment and retention plan. In the summer of 2008, we commissioned an independent consultant group to perform a market needs analysis of each of our communities with a focus on what medical specialties the community needs to meet its healthcare demands. From this study, we developed a strategic recruitment plan to meet each market’s healthcare needs. Executing that plan, we have recruited 55 physicians, 32 physicians and 39 physicians for the years ended December 31, 2010, 2011 and 2012, respectively. We have recruited specialists in areas such as general surgery, cardiology, women’s services and orthopedics, as well as primary care physicians, including hospitalists and physicians practicing in areas such as family medicine, internal medicine and pediatrics. Recruitment of family practice and internal medicine is critical to building a solid foundation of referring physicians in our markets.

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

Emerging Growth Company

Capella believes that it qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act. We should maintain this status until the earliest of the last day of the fiscal year during which Capella has total annual gross revenues of more than $1 billion, the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, the date on which Capella has issued more than $1 billion in non-convertible debt during the previous three years, or the date on which Capella is deemed to be a “large accelerated filer.” For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports.

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

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Affordable Care Act also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of RACs in the Medicaid program, expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from increasing the total percentage of physician ownership or increasing the aggregate number of operating rooms, procedure rooms, and beds for which they are licensed. Because a majority of the measures contained in the Affordable Care Act do not take effect until 2014, it is difficult to predict the impact the Affordable Care Act will have on our facilities. Several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, potential future legal challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Depending on further legislative developments and how the Affordable Care Act is ultimately interpreted and implemented, it could have an adverse effect on our business, financial condition and results of operations.

Spending cuts resulting from the Budget Control Act of 2011 may have a material adverse effect on our financial position, results of operation or cash flow.

On August 2, 2011, the Budget Control Act of 2011, or BCA, was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. In the first phase, the BCA imposed caps that reduced non-entitlement spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Committee was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in automatic, across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFYs 2013 through 2021, split evenly between domestic and defense spending and evenly divided over the nine-year period. Certain programs (including the Medicaid program) are protected from these automatic spending reductions, but the Medicare program is subject to reductions capped at 2%. The BCA’s automatic spending reductions began March 1, 2013, and are scheduled to reduce Medicare spending by $9.9 billion. The automatic spending cuts or other Congressional action on other spending reductions proposed by the Committee may reduce the revenue we receive from governmental payment programs or impose additional restrictions on those programs intended to decrease the long-term cost of such programs. Any such reductions may have a material adverse effect on our financial position, results of operation or cash flow.

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

The amount of our provision for bad debts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being composed of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. Among other things, the Affordable Care Act will, beginning in 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, potential future legal challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

Our revenue may decline if federal or state programs reduce our Medicare or Medicaid payments.

Approximately 48.6%, 51.9% and 54.0% of our revenue before the provision for bad debts for the years ended December 31, 2010, 2011, and 2012, respectively, came from the Medicare and Medicaid programs, respectively, including Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future alignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

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

There are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. The ongoing investigations of certain healthcare providers relate to various referral, inpatient status cost reporting and billing practices, laboratory and home care services, privacy and physician ownership and joint ventures involving hospitals. Moreover, the health reform laws increase funding for fraud and abuse enforcement and increase penalties under the False Claims Act. Federal regulations issued under HIPAA contain provisions that required us to implement and, in the future, may require us to implement additional costly electronic media security systems and to adopt new business procedures designed to protect the privacy and security of each of our patient’s health and related financial information. Such privacy and security regulations impose extensive administrative, physical and technical requirements on us, restrict our use and disclosure of certain patient health and financial information, provide patients with rights with respect to their health information and require us to enter into contracts extending many of the privacy and security regulation requirements to third parties that perform duties on our behalf. Additionally, on January 13, 2013, HHS issued a final rule which, among other things, made final modifications to the HIPAA Privacy, Security, and Enforcement Rules mandated by the HITECH Act; adopted changes to the HIPAA Enforcement Rule to incorporate the increased and tiered civil money penalty structure provided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information which replaces the breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA Privacy Rule as required by GINA. We are also required to make certain expenditures to help ensure our continued compliance with such laws and regulations and, in the future, such expenses could negatively impact our results of operations. The ARRA included provisions for heightened enforcement of HIPAA and stiffer penalties for HIPAA violations.

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

CMS may impose substantial fines or other penalties as a result of the matters disclosed in certain self-disclosure letters, which could have a material adverse impact on the results of operations and financial condition Cannon County Hospital, LLC, or CCH, which is a joint venture in which we own a 58.01% interest.

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. CMS and the OIG allow providers to disclose prior conduct that may have violated those laws and regulations and resolve those issues below the maximum penalties authorized by law. CMS established a Voluntary Self-Referral Disclosure Protocol under the authority provided in the Affordable Care Act, which allows providers to disclose to CMS actual or potential violations of the Stark Law and allows CMS to compromise the total amount of overpayments owed as a result of inadvertent Stark Law violations. Additionally, the OIG is responsible for imposing penalties for Stark Law violations and violations of the anti-kickback statute, which may include civil monetary penalties, imposition of a Corporate Integrity Agreement or exclusion from federal health care programs such as Medicare and Medicaid. CMS does not have the authority to compromise any of the potential penalties that may be imposed by the OIG. Based on the findings from CCH’s internal investigation, management of CCH submitted voluntary self-disclosure letters to CMS for each of DeKalb Community Hospital and Stones River Hospital on June 22, 2011 (collectively, the “Self-Disclosure Letters”). The Self-Disclosure Letters disclose certain potentially non-compliant arrangements with physicians under the Stark Law, including lack of certain written agreements with physicians and, solely with respect to Stones River Hospital, administrative failures to ensure that physicians who leased space from CCH executed compliant leases and regularly paid the rental amounts that were due. CCH’s current management is unable to predict CMS’s response to the Self-Disclosure Letters, the potential liability that may result from the Self Disclosure Letters or whether CMS may widen the scope of its investigation beyond the matters covered in the Self-Disclosure Letters or refer the matters to any other governmental agencies. If CMS imposes substantial fines as a result of the conduct described in the Self-Disclosure Letters to CMS, it would have a material adverse impact on the results of operations and financial condition of CCH, in which we own a 58.01% interest.

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

We also face very significant and increasing competition not only from services offered by physicians (including physicians on our medical staffs) in their offices and from other specialized care providers, including outpatient surgery, oncology, physical therapy and diagnostic centers (including many in which physicians may have an ownership interest), but also from physicians owning and operating competing hospitals. For example, physicians own interests in a competing hospital in Hot Springs, Arkansas. Some of our hospitals have and will seek to develop outpatient facilities where necessary to compete effectively. However, to the extent that other providers are successful in developing outpatient facilities or physicians are able to offer additional, advanced services in their offices, our market share for these services likely will decrease in the future.

Our revenue is especially concentrated in a small number of states which makes us particularly sensitive to regulatory and economic changes in those states.

Our revenue is particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenue, including Oklahoma and Arkansas. For the years ended December 31, 2010, 2011, and 2012, we generated approximately 53.3%, 51.4%, and 52.5% of our revenue before the provision for bad debts, respectively, in Oklahoma and Arkansas. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results. The economies of the non-urban communities in which our hospitals operate are often dependant on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a material reduction in our revenue or impede our business strategies intended to generate organic growth and improve operating results at our hospitals. Any material change in the current demographic, economic, competitive or regulatory conditions in any of our markets could affect our overall business results adversely because of the significance of our operations in each of these markets to our overall operating performance. Moreover, because of the concentration of our revenue in a limited number of markets, our business is less diversified and, accordingly, is subject to greater regional risk than that of some of our larger competitors.

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

We cannot assure you that we will succeed in obtaining financing for acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. Further, volatility and disruption of the capital and credit markets and adverse changes in the United States and global economies may further impact our ability to access both available and affordable financing. We also may be unable to operate acquired hospitals profitably or succeed in achieving improvements in their financial performance.

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

Our interest in EASTAR Health System will expire at the end of the lease term.

We currently lease or sublease EASTAR Health System and related properties pursuant to a forty-year lease with Muskogee Medical Center Authority, which expires in 2047 (the “Muskogee Lease”). Under the terms of the Muskogee Lease, EASTAR and related properties will revert automatically to the Muskogee Medical Center Authority or the City of Muskogee, as applicable, upon the expiration or termination of the Muskogee Lease. The Muskogee Lease also grants the Muskogee Medical Center Authority the option to purchase some or all of the assets owned by us and used in connection with the operation of EASTAR and related properties in the event the Lease expires or is terminated. Upon the expiration or termination of the Muskogee Lease, our interest in EASTAR and related properties will cease.

GTCR indirectly controls us and may have conflicts of interest with us or you in the future.

Capella was formed in April 2005 by four former executives of Province Healthcare with the support of a significant equity commitment by certain investment funds affiliated with GTCR Golder Rauner II L.L.C. (collectively, with GTCR Golder Rauner, LLC and certain affiliated entities, referred to as “GTCR”). GTCR owns 79.0% of Holdings common stock, which in turn owns 100% of the outstanding shares of Capella’s common stock. GTCR elects a majority of the board of directors of Holdings and Capella and controls all matters affecting us, including any determination with respect to:

•	our direction and policies;

•	the acquisition and disposition of assets;

•	future issuances of common stock, preferred stock or other securities;

•	our future incurrence of debt; and

•	any dividends on our common stock or preferred stock.

The interests of GTCR could conflict with our interests. If we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with those of our company. In addition, GTCR may have an interest in pursuing acquisitions, divestitures, financings or other transactions, that, in its judgment, could enhance its equity investment even though such transactions might involve risks to our company. In addition, GTCR is in the business of making investments in companies and may from time to time acquire interests in businesses that directly or indirectly compete with our business.

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

As of December 31, 2012, our total consolidated indebtedness was approximately $551.8 million. We also have the ability to incur substantial additional indebtedness in the future. The terms of our indenture and our senior secured asset based loan (the “ABL”) do not fully prohibit us or our subsidiaries from doing so. The ABL provides commitments of up to $100.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our ABL), of which approximately $66.0 million would have been available for future borrowings as of December 31, 2012. In addition, we may seek to increase the borrowing availability under the ABL. All of those borrowings would be senior and secured. As of December 31, 2012, we had no outstanding borrowings under the ABL.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The table below presents certain information with respect to our hospitals as of December 31, 2012.

		Acquisition/Opening/	Licensed	Real Property
Hospital	Location	Lease Date	Beds	Status
Capital Medical Center	Olympia, WA	December 1, 2005	110	Own (1)
DeKalb Community Hospital	Smithville, TN	July 1, 2011	71	Own (2)
Grandview Medical Center	Jasper, TN	December 1, 2005	70	Own
Mineral Area Regional Medical Center	Farmington, MO	March 1, 2008	135	Own
EASTAR Health System (formerly Muskogee Regional Medical Center)	Muskogee, OK	April 3, 2007	320	Lease
National Park Medical Center	Hot Springs, AR	March 1, 2008	166	Own (3)
River Park Hospital	McMinnville, TN	December 1, 2005	125	Own (4)
Southwestern Medical Center	Lawton, OK	December 1, 2005	199	Own
St. Mary’s Regional Medical Center	Russellville, AR	March 1, 2008	170	Own
Stones River Hospital	Woodbury, TN	July 1, 2011	60	Own (2)
Highlands Medical Center (formerly White County Community Hospital)	Sparta, TN	March 1, 2008	60	Own (5)
Willamette Valley Medical Center	McMinnville, OR	March 1, 2008	88	Own

Total Licensed Beds			1,574

(1)	This hospital is owned and operated by us in a joint venture with physicians in which we own 90.25% and physicians or physician entities own the remaining 9.75%.
(2)	These two hospitals are owned and operated by us through CCH, which is a joint venture with physicians in which we own 58.01% and physicians or physician entities own 35.5%. Through a joint venture agreement, St. Thomas health owns 6.49% of the hospitals.
(3)	This hospital is owned and operated by us in a joint venture with physicians in which we own 95.04% and physicians or physician entities own the remaining 4.96%.
(4)	This hospital is owned and operated by us in a joint venture with St. Thomas health in which we own 93.51% and St. Thomas health owns the remaining 6.49%.
(5)	This hospital is owned and operated by us in a joint venture with physicians in which we own 81.23% and physicians or physician entities own 12.28%. Through a joint venture agreement, St. Thomas health owns 6.49% of the hospitals.

In each of the joint ventures listed above, the managing members or general partners, as applicable, are one or more of our wholly-owned subsidiaries (each a “Capella Owner”). Each Capella Owner manages the day-to-day operation of the hospital in exchange for a management fee and reimbursement of its out-of-pocket expenses. In addition, our Capital Medical Center, Highlands Medical Center and CCH joint ventures participate in our cash management system pursuant to a Cash Management Agreement and Revolving Credit Loan (the “Cash Management Agreement”). Under the Cash Management Agreement, we may but are not obligated to, provide the applicable joint venture with working capital revolving credit loans as we deem necessary or appropriate for the conduct of the joint venture’s business.

In addition to the hospitals listed above we own, either directly or through an interest in a joint venture, certain outpatient service locations complementary to our hospitals. We also own, operate and/or lease medical office buildings in conjunction with certain of our hospitals, which are primarily occupied by physicians practicing at our hospitals.

As of December 31, 2012, we leased approximately 17,000 square feet of office space at 501 Corporate Centre Drive, Suite 200, Franklin, Tennessee, for our corporate headquarters. Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.

Item 3. Legal Proceedings.

Hospitals are subject to the regulation and oversight of various state and federal governmental agencies. Further, under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against hospitals that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. The healthcare industry has seen a number of ongoing investigations related to patient referrals, physician recruiting practices, cost reporting and billing practices, laboratory and home healthcare services, physician ownership of hospitals and other healthcare providers, and joint ventures involving hospitals and physicians. Hospitals continue to be one of the primary focal areas of the OIG and other governmental fraud and abuse programs. Certain of our individual facilities have received, and from time to time, other facilities may receive, government inquiries from federal and state agencies. Depending on whether the underlying conduct in these or future inquiries or investigations could be considered systemic, their resolution could have a material adverse effect on our financial position, results of operations and liquidity.

In addition, hospitals are, from time to time, subject to claims and suits arising in the ordinary course of business, including claims for damages for personal injuries, medical malpractice, breach of contracts, wrongful restriction of or interference with physicians’ staff privileges and employment related claims. In certain of these actions, plaintiffs request payment for damages, including punitive damages that may not be covered by insurance. We are currently not a party to any pending or threatened proceeding, which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are wholly owned by Capella Holdings, Inc., or Holdings, of which GTCR owns 79.0%. There is no public trading market for our equity securities or those of Holdings. As of February 28, 2013, there were 106 holders of Holdings common stock.

Item 6. Selected Financial Data.

The following table contains our selected financial data for, or as of the end of, the last five years ended December 31, 2012. The selected financial data has been derived from our audited consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented below affects the comparability of the selected financial data. The selected financial data excludes the operations as well as assets and liabilities of our discontinued operations in our consolidated financial statements. We have also recognized certain transaction and debt costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in millions)
Statement of Operations Data:
Revenue before provisions for bad debts	$633.4	$719.8	$771.5	$762.1	$838.8
Less: Provision for bad debts	(68.2)	(92.4)	(115.3)	(78.2)	(91.2)

Revenue	565.2	627.4	656.2	683.9	747.6
Costs and expenses:
Salaries and benefits (includes stock compensation of $-, $0.3, $0.3, $0.8, and $1.0, respectively)	275.5	307.9	319.9	332.1	350.4
Supplies	88.5	99.0	108.3	111.1	117.4
Other operating expenses	122.9	131.6	133.7	155.2	187.5
Other income	—	—	—	(7.5)	(6.4)
Depreciation and amortization	29.2	33.2	32.5	33.7	39.6
Interest, net	50.4	48.5	48.4	51.1	53.1
Management fee to related party	0.2	0.2	0.2	0.2	0.2
Loss on refinancing	22.4	—	20.8	—	—

Total costs and expenses	589.1	620.4	663.8	675.9	741.8

Income (loss) from continuing operations before income taxes	(23.9)	7.0	(7.6)	8.0	5.8
Income taxes	5.5	2.2	3.2	1.4	3.0

Income (loss) from continuing operations	(29.4)	4.8	(10.8)	6.6	2.8
Loss from discontinued operations, net of tax	(2.7)	(2.3)	(3.4)	(19.9)	(15.6)

Net income (loss)	$(32.1)	$2.5	$(14.2)	$(13.3)	$(12.8)

Less: Net income attributable to non-controlling interests	0.5	0.9	1.5	1.2	1.3

Net income (loss) attributable to Capella Healthcare, Inc.	$(32.6)	$1.6	$(15.7)	$(14.5)	$(14.1)

Other Financial Data:
Adjusted EBITDA(1)	$78.3	$89.2	$94.6	$95.9	$105.2

	As of December 31,
	2008	2009	2010	2011	2012
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$6.4	$19.6	$48.3	$42.4	$33.3
Property and equipment	475.9	461.7	450.7	426.5	473.6
Total assets	745.5	756.3	767.8	787.8	844.4
Long-term debt, including current portion	487.7	484.5	494.1	495.1	551.8
Working capital(2)	90.1	97.3	119.2	109.9	88.0

(1)	“EBITDA,” a measure used by management to evaluate operating performance, is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii) depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies.

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

The following table presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollars in millions)
Net income (loss) attributable to Capella Healthcare, Inc.	$(32.6)	$1.6	$(15.7)	$(14.5)	$(14.1)
Plus taxes	5.5	2.2	3.2	1.4	3.0
Plus net interest expense and deferred financing cost amortization	50.4	48.5	48.4	51.1	53.1
Plus depreciation and amortization	29.2	33.2	32.5	33.7	39.6

EBITDA	$52.5	$85.5	$68.4	$71.7	$81.6

Plus net income attributable to non-controlling interests	$0.5	$0.9	$1.5	$1.2	$1.3
Plus loss on refinancing	22.4	—	20.8	—	—
Plus loss from discontinued operations	2.7	2.3	3.4	19.9	15.6
Acquisition-related expenses	—	—	—	2.1	5.5
Stock compensation	—	0.3	0.3	0.8	1.0
Plus management fee to related party	0.2	0.2	0.2	0.2	0.2

Adjusted EBITDA	$78.3	$89.2	$94.6	$95.9	$105.2

(2)	We define working capital as current assets minus current liabilities. For 2011, working capital excludes the impact of assets held for sale which is shown as a current asset on the consolidated balance sheet for that year.

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended December 31,
	2010	2011	2012
Continuing operations:(1)
Number of hospitals	10	12	12
Licensed beds(2)	1,398	1,529	1,574
Admissions(3)	42,849	43,538	45,613
Adjusted admissions(4)	87,198	90,037	96,987
Revenue per adjusted admission	$7,525	$7,596	$7,710
Inpatient surgeries	10,196	9,922	9,961
Outpatient surgeries(5)	19,235	21,584	23,027
Emergency room visits(6)	189,235	208,258	237,749

Same-facility:(7)
Number of hospitals	10	10	10
Licensed beds (2)	1,398	1,398	1,443
Admissions(3)	42,849	42,476	43,656
Adjusted admissions(4)	87,198	87,611	92,314
Revenue per adjusted admission	$7,525	$7,653	$7,821
Inpatient surgeries	10,196	9,812	9,684
Outpatient surgeries(5)	19,235	21,180	22,445
Emergency room visits(6)	189,235	200,687	221,631

(1)	Excludes all operations included in discontinued operations.
(2)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency regardless of actual use.
(3)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(4)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue.
(5)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(6)	Represents the total number of hospital-based emergency room visits.
(7)	Consolidated and same-facility results for the year ended December 31, 2012 reflect all facilities in continuing operations, including MCH, which became a campus of EASTAR Health System (formerly Muskogee Regional Medical Center) upon acquisition. Same-facility results for the years ended December 31, 2011 and 2012 exclude DeKalb Community Hospital and Stones River Hospital which were acquired in July 2011.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in our primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics. As of December 31, 2012, we operated 12 acute care hospitals (eleven of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,574 licensed beds in six states. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Effective March 16, 2012, we acquired the assets of MRTA in Muskogee, Oklahoma. MRTA was integrated into EASTAR Health System’s cancer program upon being acquired.

Effective April 30, 2012, we entered into a joint venture agreement with St. Thomas Health in Tennessee. In exchange for a 6.49% minority ownership at four of our Tennessee hospitals, St. Thomas contributed approximately $0.5 million in equipment. St. Thomas will co-brand our Tennessee hospitals as well as clinically support certain services and future growth opportunities. Our partnership with St. Thomas will be the exclusive development vehicle for a 60-county region in middle Tennessee and southern Kentucky.

Effective July 1, 2012, we executed a long-term lease agreement for MCH, a 45-licensed bed facility located in Muskogee, Oklahoma. Upon execution of the lease, MCH immediately became a campus of Muskogee Regional Medical Center. As part of the transaction, we executed an asset purchase agreement in which we acquired specific components of net working capital, as defined, and certain intangible assets for $21.4 million. Of the purchase price, $8.4 million is in the form of a promissory note payable in fifteen equal installments beginning July 2013. We also executed a master lease agreement for the real property and certain equipment used in the operation of MCH. Under the master lease agreement, we pay a lease payment of $565,000 per month, which payment will be adjusted for inflation beginning in the third year of the lease. We have another option to purchase the leased real property and equipment at fair value on July 20, 2014. If we do not exercise the initial purchase option, we have the option to purchase upon the expiration of the initial lease term (15 years). We also have an option to renew the lease for an additional 15 years, after which we also could exercise a purchase option for fair value.

Effective December 31, 2012, we acquired the assets of the Imaging Centers in Lawton, Oklahoma. The Imaging Centers were integrated into Southwestern Medical Center upon acquisition.

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

Impact of Healthcare Reform

The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare DSH and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010 and 2011 or will be implemented in 2013. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so would result in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Adoption of Electronic Health Records

The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance will result in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the years ended December 31, 2011 and 2012, we recognized $7.5 million and $6.4 million, respectively, of other income related to estimated EHR incentive payments. We currently estimate that at a minimum the total costs incurred to comply will be recovered through this initiative.

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

Value-Based Reimbursement

The trend in the healthcare industry continues towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting and financial incentives tied to the quality and efficiency of care provided by facilities. The Affordable Care Act expands the use of value based purchasing initiatives in federal healthcare programs. We expect programs of this type to become more common in the healthcare industry.

Medicare requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that previously were awarded automatically. Historically, CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. Additionally, we anticipate that CMS will continue to expand the number of inpatient and outpatient quality measures. We have invested significant capital and resources in the implementation of our advanced clinical system that assists us in monitoring and reporting these quality measures. CMS makes the data submitted by hospitals, including our hospitals, public on its website.

The Affordable Care Act requires the Department to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, the Department will reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department. CMS will evaluate hospitals’ performance during a performance period and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. Also beginning in FFY 2013, hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Each hospital’s performance will be publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

The Affordable Care Act also requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act requires HHS to reduce inpatient hospital payments for all discharges by a percentage beginning at 1.0% in FFY 2013 and increasing by 0.25% each fiscal year up to 2.0% in FFY 2017 and subsequent years. HHS will pool the amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. During the year ended December 31, 2012, our same-facility uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 22.3%, compared to 20.8% in the prior year.

We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2011 and 2012:

December 31, 2011	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.4%	0.7%	0.4%	27.5%
Medicaid(1)	6.2	0.7	0.6	7.5
Managed Care and Other	18.9	1.8	1.1	21.8
Self-Pay(2)	10.6	9.6	23.0	43.2

Total	62.1%	12.8%	25.1%	100.0%

December 31, 2012	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.5%	0.8%	0.5%	27.8%
Medicaid(1)	6.1	0.6	0.5	7.2
Managed Care and Other	18.2	1.8	0.6	20.6
Self-Pay(2)	11.4	9.7	23.3	44.4

Total	62.2%	12.9%	24.9%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenue/Volume Trends

Revenue for the year ended December 31, 2012, increased 9.3% to $747.6 million, compared to $683.9 million in the prior year. Our revenue depends upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

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

Our Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP. The legislation related to SHOPP was signed into law by the Governor of Oklahoma on May 13, 2011, but subject to approval by CMS. On January 17, 2012, CMS approved SHOPP with an effective date of July 1, 2011.SHOPP, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. The state plans to use revenue from this assessment to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. Since CMS approval of the program did not occur until January 17, 2012, we recorded eighteen months of revenue and expenses (six months from July 1, 2011 through December 31, 2011 and twelve months from January 1, 2012 through December 31, 2012) associated with SHOPP during the year ended December 31, 2012. CMS approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles.

We also recorded revenue and expenses related to the rural floor provision settlement litigation during the year ended December 31, 2012. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals and to calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation, in which we and several other hospital companies participated, was settled effective April 5, 2012.

During the twelve months ended December 31, 2012, we recorded revenue and expenses related to the prior period SHOPP (for the period of July 1, 2011 through December 31, 2011) and rural floor provision settlement of $13.6 million and $5.1 million, respectively.

Admissions and adjusted admissions increased 4.8% and 7.7%, respectively, for the year ended December 31, 2012, compared to the prior year. On a same-facility basis, admissions increased 2.8% and adjusted admissions increased 5.4%, each compared to the prior year.

Consolidated inpatient surgeries increased 0.4% for the year ended December 31, 2012, compared to the prior year. Same-facility inpatient surgeries decreased 1.3% for year ended December 31, 2012, compared to the prior year. Consolidated outpatient surgeries increased 6.7% for the year ended December 31, 2012, compared to the prior year. Same-facility outpatient surgeries increased 6.0% for the year ended December 31, 2012, compared to the prior year. The increase in outpatient surgeries for the year ended December 31, 2012 is due, in part, to the addition of a surgery center at one of our hospitals effective July 1, 2011. We also believe that our increase in outpatient surgeries, along with a slight decline in same-facility inpatient surgeries, can be attributed to the continuing industry shift from an inpatient hospital setting to an outpatient setting.

We believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to quality and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011(2)	2012(3)
Medicare(1)	36.8%	39.3%	39.0%
Medicaid(1)	11.8	12.6	15.0
Managed Care and other	35.0	38.0	35.7
Self-Pay	16.4	10.1	10.3

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The shift in our self-pay payor mix from 2010 to 2011 is due primarily to the impact of our uninsured discount policy, which went into effect January 1, 2011. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue before the provision for bad debts instead of an increase to the provision for bad debts, causing the change in payor mix for 2011.
(3)	The increase in Medicaid revenue for fiscal 2012 is due primarily to the Oklahoma Supplemental Hospital Offset Payment Program, or SHOPP. SHOPP increased Medicaid revenue for fiscal 2012 by approximately $21.5 million.

Revenue per adjusted admission increased 1.5% for the year ended December 31, 2012, compared to the prior year. Our revenue per adjusted admission for the year ended December 31, 2012 was impacted by the revenue recognized from SHOPP and the rural floor provision settlement discussed previously. Excluding the revenue related to SHOPP and the rural floor settlement, our same-facility revenue per adjusted admission declined 0.3% for the year ended December 31, 2012, compared to the prior year. The decrease in our revenue per adjusted admission is primarily due to an increase in uncompensated care and the impact of service line rotation as we saw a higher number of lower acuity cases combined with a decline of higher acuity cases during the year. The increase in lower acuity cases can be attributed, in part, to new service lines such as behavioral health that we have opened at several of our facilities. These new service lines typically result in lower acuity cases. We also have experienced moderating rates of pricing growth resulting from the impact of high unemployment and other industry pressures, including elevated levels of Medicaid and managed Medicaid, which typically result in lower reimbursement on a per adjusted admission basis. Also, the impact of state budgetary issues on Medicaid funding has resulted in some rate cuts to providers, which has caused a decline in pricing related to Medicaid and managed Medicaid volumes. As states continue to work through budgetary issues, any additional cuts to Medicaid funding would impact negatively our future pricing and earnings.

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

Revenue and Revenue Deductions

We recognize revenue before the provision for bad debts during the period the healthcare services are provided based upon estimated amounts due from payors. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third-party payors. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our revenue before the provision for bad debts, we apply contractual adjustments to patient accounts at the time of billing using specific payor contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenue had been 1% higher for all insured accounts, our revenue before the provision for bad debts would have been reduced by approximately $25.9 million, $28.4 million and $31.6 million for the years ended December 31, 2010, 2011 and 2012, respectively. We derive most of our revenue before the provision for bad debts from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.

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

Net adjustments for the final third-party settlements increased revenue and income from continuing operations before income taxes by $0.8 million during the year ended December 31, 2010, decreased revenue and income from continuing operations by $0.2 million during the year ended December 31, 2011 and increased revenue and income from continuing operations before income taxes by $1.1 million during the year ended December 31, 2012. Additionally, updated regulations and contract negotiations with payors occur frequently, which necessitates continual review of revenue estimation processes by management. Management believes that future adjustments to its current third-party settlement estimates will not materially impact our results of operations, cash flows or financial position.

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (generally it is those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). We deduct charity care accounts from gross revenue when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. For the years ended December 31, 2010, 2011 and 2012, we estimate that our cost of care provided under our charity care programs were approximately $2.8 million, $2.9 million and $3.4 million, respectively.

Insurance Reserves

We are self-insured for substantially all of the medical expenses and benefits of our employees. Our reserve for employee medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation.

Given the nature of our operating environment, we are subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, we maintain insurance through Auriga in sufficient amounts for malpractice claims, subject to a self-insured retention per occurrence. Auriga has re-insurance for malpractice claims which cover additional amounts in the aggregate. Our reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors and other actuarial assumptions in determining reserve estimates. Our reserve estimates are discounted to present value using a 1% discount rate.

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

The following tables summarize our claims loss and claims payment information during the years ended December 31, 2010, 2011 and 2012 and our professional and general liability reserve balances (including the current portions of such reserves, but excluding amounts recoverable from Auriga and third-party insurers) as of December 31, 2011 and 2012.

	Year Ended December 31,
	2010	2011	2012
	(In millions)
Accrual for general and professional liability claims at January 1	$9.7	$12.4	$12.7
Expense (income) related to(1):
Current accident year	4.9	4.5	4.6
Prior accident years	(0.4)	(2.5)	(2.3)

Total incurred loss and loss expense	4.5	2.0	2.3

Paid claims and expenses related to:
Current accident year	0.2	0.2	0.3
Prior accident years	1.6	1.5	2.0

Total paid claims and expense	1.8	1.7	2.3

Accrual for general and professional liability claims at December 31	$12.4	$12.7	$12.7

(1)	Total expense, including premiums for insured coverage, was $7.5 million, $5.6 million and $6.3 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Our estimate of professional and general liability and workers compensation IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under GAAP, would increase the estimated reserve. The following table illustrates the sensitivity at reserve estimates at 75% and 90% confidence levels:

	Professional and General Liability	Workers Compensation
	(In millions)
December 31, 2011 reserve:
As reported	$12.7	$3.3
With 75% confidence level	14.6	3.6
With 90% confidence level	17.9	4.0
December 31, 2012 reserve:
As reported	$12.7	$3.4
With 75% confidence level	14.9	4.0
With 90% confidence level	18.3	5.0

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

In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse effect on our consolidated financial condition, results of operations or cash flows. We follow the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding income tax uncertainties. No tax adjustment was required upon adoption of this authoritative guidance. Under these provisions, we elected to classify interest paid on an underpayment of income taxes and related penalties as a component of income tax expense.

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

Goodwill also represents a significant portion of our total assets. We review goodwill for impairment annually at October 1 or more frequently if certain impairment indicators arise under the provisions of FASB authoritative guidance regarding goodwill and other intangible assets. Our business comprises a single reporting unit for impairment of goodwill. We compare our carrying value of the consolidated net assets to the estimated fair value based primarily on net present value of our estimated discounted future cash flows. If the carrying value exceeds fair value an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations.

We did not incur any impairment charges, other than with respect to discontinued operations, during the years ended December 31, 2010, 2011 or 2012.

Allowance for Doubtful Accounts and Provision for Doubtful Accounts

Our ability to collect the self-pay portion of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 75% and 75% of self-pay accounts receivable, net of contractual discounts, as of December 31, 2011 and December 31, 2012, respectively. Our additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for doubtful accounts is based upon our assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. We write off accounts when all reasonable internal and external collection efforts have been performed. We consider the return of an account from the primary external collection agency to be the culmination of our reasonable collection efforts and the timing basis for writing off the account balance. We rely on certain analytical tools, including (i) historical trended cash collections compared to net revenue less bad debt; (ii) total bad debt expense, charity care deductions and uninsured discounts as a percentage of self pay revenue; (iii) net days in accounts receivable; and (iv) the allowance for doubtful accounts as a percentage of total self pay accounts receivable. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect our collection of accounts receivable, cash flows and results of operations. If our uninsured accounts receivable as of December 31, 2012 were 1% higher, our provision for doubtful accounts would have increased by $0.9 million.

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

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three years ended December 31, 2010, 2011 and 2012.

	Year Ended December 31, 2010		Year Ended December 31, 2011		Year Ended December 31, 2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$771.5	117.6%	$762.1	111.4%	$838.8	112.0%
Provision for bad debts	(115.3)	(17.6)%	(78.2)	(11.4)%	(91.2)	(12.0)%

Revenue	656.2	100.0%	683.9	100.0%	747.6	100.0%
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.3, $0.8, and $1.0 respectively)	319.9	48.8%	332.1	48.6%	350.4	46.9%
Supplies	108.3	16.5%	111.1	16.2%	117.4	15.7%
Other operating expenses	133.7	20.4%	155.2	22.7%	187.5	25.0%
Other income	—	—	(7.5)	(1.1)%	(6.4)	(0.9)%
Depreciation and amortization	32.5	4.9%	33.7	4.9%	39.6	5.4%
Interest, net	48.4	7.4%	51.1	7.5%	53.1	7.1%
Management fee to related party	0.2	—	0.2	—	0.2	—
Loss on refinancing	20.8	3.2%	—	—	—	—

Total costs and expenses	663.8	101.2%	675.9	98.8%	741.8	99.2%

Income (loss) from continuing operations before income taxes	(7.6)	(1.2)%	8.0	1.2%	5.8	0.8%
Income taxes	3.2	0.5%	1.4	0.2%	3.0	0.4%

Income (loss) from continuing operations	(10.8)	(1.7)%	6.6	1.0%	2.8	0.4%
Loss from discontinued operations, net of tax	(3.4)	(0.5)%	(19.9)	(2.9)%	(15.6)	(2.1)%

Net loss	$(14.2)	(2.2)%	$(13.3)	(1.9)%	$(12.8)	(1.7)%

Less: Net income attributable to non-controlling interests	1.5	0.2%	1.2	0.2%	1.3	0.2%

Net loss attributable to Capella Healthcare, Inc.	$(15.7)	(2.4)%	$(14.5)	(2.1)%	$(14.1)	(1.9)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue. Revenue for the year ended December 31, 2012 was $747.6 million, an increase of $63.9 million, or 9.3%, over the year ended December 31, 2011. The increase in revenue was due to the following: (i) revenue recorded related to the prior period SHOPP, approved by CMS in January 2012 (from July 1, 2011 to December 31, 2011) and rural floor settlement which contributed approximately $13.6 million of revenue and (ii) an increase in adjusted admissions of 7.7%, offset by a decline in revenue per adjusted admission (excluding SHOPP revenue related to the period from July 1, 2011 to December 31, 2011 and the rural floor settlement) of approximately 0.3%. Revenue for the year ended December 31, 2012 includes the results of DeKalb and Stones River for twelve months compared to six months in the prior year.

Our revenue was impacted by an increase in our provision for bad debts, which increased $13.0 million, or 16.6% compared to the year ended December 31, 2011. The increase in bad debts was primarily due to the growth in uninsured patient volume and revenue. Self-pay admissions were 6.3% of total admissions, which increased from 5.7% during the year ended December 31, 2011. Self-pay gross revenue increased 21.6% compared to the prior year.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2012 were $350.4 million, or 46.9% of revenue, compared to $332.1 million, or 48.6% of revenue, during the year ended December 31, 2011. Our salaries and benefits margin was impacted by the prior period SHOPP and rural floor settlement revenue discussed previously. Also, as a result of the rural floor provision settlement, we recorded an additional $2.2 million in incentive compensation for our employees in accordance with our incentive plan provisions during the year ended December 31, 2012. Excluding the revenue and expense related to the prior period SHOPP and rural floor settlement, salaries and benefits as a percentage of revenue were 47.4% for the year ended December 31, 2012, compared to 48.6% in the prior year. Our salaries and benefits margin benefitted from a $3.0 million reduction in contract labor and the focus on continued labor productivity improvements across our facilities.

Supplies. Supplies expense for the year ended December 31, 2012 was $117.4 million, or 15.7% of revenue, compared to $111.1 million, or 16.2%, of revenue for the year ended December 31, 2012. Our supplies margin was impacted by the SHOPP program and rural floor settlement revenue discussed previously. Excluding revenue related to the prior period SHOPP program and rural floor settlement, supplies expense as a percentage of revenue was 16.0%, compared to 16.2% in the same prior year period. The improvement in our supplies margin was due to our continued efforts to manage supply costs.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the year ended December 31, 2012 were $187.5 million, or 25.0% of revenue, compared to $155.2 million, or 22.7%, of revenue for the year ended December 31, 2011. Our other operating expense margin was impacted by the SHOPP program and rural floor settlement discussed previously. Excluding revenue and expenses related to the prior period SHOPP program and rural floor settlement, other operating expenses as a percentage of revenue was 25.2%, compared to 22.7% in the prior year. The increase in other operating expenses margin is due to a $11.0 million increase in provider taxes and fees, a $10.7 million increase in contract services from the implementation of new service lines at our facilities, a $5.1 million increase in professional fees primarily due to the implementation of hospitalist programs at two of our hospitals and a $3.4 million increase in acquisition costs.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the year ended December 31, 2012, we recognized approximately $6.4 million of incentive reimbursements, compared to $7.5 million for the year ended December 31, 2011.

Income taxes. Our effective tax rate from continuing operations was approximately 51.7% for the year ended December 31, 2012 compared to17.7% for the year ended December 31, 2011. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-life intangible assets.

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

Other operating expenses. Other operating expenses for the year ended December 31, 2011 increased to $155.2 million, compared to $133.7 million for the year ended December 31, 2010. Other operating expenses as a percentage of revenue increased to 22.7 % in 2011 compared to 20.4 % in 2010. On a same-facility basis, other operating expenses as a percentage of revenue was 21.0% as of December 31, 2011, compared to 20.4% in the prior year. The increase in same-facility other operating expenses as a percentage of revenue is due to approximately $2.1 million in acquisition related expenses in 2011, as well as an increase in information technology expenses.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria has been met. For the year ended December 31, 2011, we recognized approximately $7.5 million of incentive reimbursements.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the years ended December 30, 2011 and 2012.

	Year Ended December 31,
	2011	2012
	(In millions)
Cash provided by operating activities	$43.0	$44.0
Cash used in investing activities	(49.6)	(47.4)
Cash provided by (used in) financing activities	0.7	(5.7)

Operating Activities

Operating cash flows increased $1.0 million for the year ended December 31, 2012, compared to the prior year.

At December 31, 2012, we had working capital of $88.0 million, including cash and cash equivalents of $33.3 million, compared to working capital excluding assets held for sale at December 31, 2011 of $109.9 million, including cash and cash equivalents of $42.4 million.

Investing Activities

Cash used in investing activities was $49.6 million for the year ended December 31, 2011 compared to $47.4 million for the year ended December 31, 2012. We spent approximately $26.0 million for the acquisitions of MRTA, certain property and working capital of MCH and the Imaging Centers. Capital expenditures for the year ended December 31, 2011 were $31.9 million compared to $33.8 million for the year ended December 31, 2012. During the year ended December 31, 2012, we spent approximately $16.4 million on information technology, $12.1 million on growth capital, with the remainder on routine capital. We also received proceeds of approximately $12.4 million from the disposition of assets.

Financing Activities

Cash flows provided by financing activities was $0.7 million for the year ended December 31, 2011, compared to cash used in financing activities of $5.7 million for the year ended December 31, 2012. During the year ended December 31, 2012, we paid approximately $2.7 million on our capital leases, $1.7 million in distributions to non-controlling interests and $1.1 million to repurchase non-controlling interests.

The Refinancing

In June 2010, we completed a comprehensive refinancing plan, or the Refinancing. Under the Refinancing, we issued $500.0 million of the 9 1/4% Notes in a private placement offering and entered into a new senior secured asset based loan, or the ABL, consisting of a $100.0 million revolving credit facility maturing in December 2014, or the 2010 Revolving Facility. The proceeds from the 9 1/4% Notes were used to repay the outstanding principal and interest related to our previous term loan facility and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Effective November 4, 2011, in accordance with a registration rights agreement entered into by us in connection with the private placement offering of the 9 1/4% Notes, we completed the exchange of the 9 1/4% Notes for $500.0 million in registered 9 1/4% Notes with substantially identical terms as the 9 1/4% Notes. We did not receive any proceeds from this exchange.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2011 and 2012, we were in compliance with all debt covenants that were subject to testing at such dates.

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

We had $42.4 million and $33.3 million of cash and cash equivalents as of December 31, 2011 and December 31, 2012, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

Obligations and Commitments

The following table reflects a summary of obligations and commitments outstanding with payment dates as of December 31, 2012 (in millions):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Contractual Cash Obligations:
Long-term debt (1)	$49.6	$97.5	$569.4	$—	$716.5
Operating leases (2)	8.6	13.9	7.1	12.7	42.3
Capital lease obligations, with interest	8.0	43.4	0.6	—	52.0
Estimated self-insurance liabilities (3)	6.8	7.9	3.0	1.7	19.4

Subtotal	$73.0	$162.7	$580.1	$14.4	$830.2

Other Commitments:
Construction and capital improvements (4)	$4.8	$—	$—	$—	$4.8
Letters of credit (5)	4.6	—	—	—	4.6
Physician commitments (6)	3.3	—	—	—	3.3
Information technology commitments (7)	6.8	14.1	14.7	7.6	43.2

Subtotal	$19.5	$14.1	$14.7	$7.6	$55.9

Total obligations and commitments	$92.5	$176.8	$594.8	$22.0	$886.1

(1)	Includes both principal and interest portions of outstanding debt.
(2)	These obligations are not reflected in our consolidated balance sheets.
(3)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.
(4)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets.
(5)	Amounts relate to instances in which we have letters of credit outstanding with the third party administrators of our self-insured workers’ compensation program.
(6)	Includes physician guarantee liabilities recognized on our consolidated balance sheets under FASB provisions regarding minimum revenue guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.
(7)	An affiliate of HCA and another third-party vendor provide various information systems services, including but not limited to, financial, clinical, revenue cycle management, patient accounting and network information services, under contracts that expire beginning 2017. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase to our hospitals that is capped by the consumer price index increase.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2012, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2012.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel including a dedicated compliance department and a written Code of Conduct adopted by our Board of Directors, applicable to all of our directors, officers and employees.

Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of control procedures, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Therefore, even those internal controls determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in reliance on SEC rules that permit us to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below presents information with respect to the members of Capella’s Board of Directors and executive officers and their ages as of December 31, 2012.

Name	Age	Position
Daniel S. Slipkovich	55	Chief Executive Officer, President and Director
D. Andrew Slusser	53	Senior Vice President of Acquisitions and Development
Denise W. Warren	51	Senior Vice President, Chief Financial Officer and Treasurer
Michael A. Wiechart	47	Senior Vice President and Chief Operating Officer
Neil W. Kunkel	48	Senior Vice President, General Counsel and Secretary
Erik Swensson, MD	59	Senior Vice President and Chief Medical Officer
Steven R. Brumfield	49	Vice President and Controller
Mark B. Medley	47	President, Hospital Operations
J. Thomas Anderson	59	Vice-Chair, Co-Founder and Director
Joseph P. Nolan	48	Director
David S. Katz	47	Director
Robert Z. Hensley	55	Director

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

Joseph P. Nolan has been a director of Capella since May 2005. Mr. Nolan joined GTCR in 1994, became a Principal in 1996 and transitioned to Senior Advisor in 2012. Mr. Nolan was previously on the board of Province Healthcare and APS Healthcare, and currently serves on the board of several private GTCR portfolio companies including Devicor Holdings, a manufacturer of medical devices, and Assured Partners, an insurance brokerage firm. Mr. Nolan also serves as a board member or an advisor to several entrepreneurial companies. Mr. Nolan earned a Bachelor of Science degree in Accountancy from the University of Illinois where he graduated with high honors. Mr. Nolan earned a Master in Business Administration from the University of Chicago.

David S. Katz has been a director of Capella since December 2006. Mr. Katz joined GTCR as a Principal in 2006 and is a Managing Director of the firm. Prior to joining GTCR, Mr. Katz served as a managing director of Frontenac Company, where he worked for 12 years. He also previously served as an associate of the Clipper Group and a consultant at the Boston Consulting Group. Mr. Katz also serves as a director of Curo Health Services and Universal American and previously served as a director of Gevity HR and numerous other privately held companies. Mr. Katz graduated cum laude with a Bachelor of Arts in political science from Yale University and earned a Master’s in Business Administration, where he graduated with distinction from Harvard University.

Robert Z. Hensley has been a director of Capella since January 2009. From July 2002 to September 2003, Mr. Hensley was an audit partner at Ernst & Young, LLP in Nashville, Tennessee. Prior to that, he served as an audit partner at Arthur Andersen LLP in Nashville, Tennessee from 1990 to 2002, and was managing partner of the Nashville, Tennessee office of Arthur Andersen LLP from 1997 to July 2002. Mr. Hensley is the founder and an owner of two real estate and rental property development companies, each of which is located in Destin, Florida. He also serves on the board of directors of Advocat, Inc., a publically traded provider of long-term care services to nursing home patients and residents of assisted living facilities and Greenway Medical Technologies, Inc., a publicly traded provider of software and services to ambulatory medical providers. He also currently serves on the board of several privately held companies. From 2006 to 2010, Mr. Hensley also served as a director of COMSYS IT Partners, Inc., an information technology services company and Spheris, Inc., a provider of medical transcription technology and services. Since 2008, Mr. Hensley has served as a senior advisor to the healthcare and transaction advisory services groups of Alvarez and Marsal, LLC, a professional services company. Mr. Hensley holds a M.A. in Accountancy and a Bachelor of Science in Accounting from the University of Tennessee. Mr. Hensley is a certified public accountant.

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

Name of Director	Audit Committee	Compensation Committee
J. Thomas Anderson	—	—
Robert Z. Hensley (1)	X	X
David S. Katz	X	X
Joseph P. Nolan	X	X
Daniel S. Slipkovich(2)	—	—

(1)	Mr. Hensley is designated as the audit committee’s financial expert. Capella is not subject to any listing standards but the Board believes that Mr. Hensley would be considered “independent” based on NYSE and NASDAQ listing standards.
(2)	Indicates management director.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by us and our subsidiaries for each of the last two years with respect to Capella’s Chief Executive Officer and two other most highly compensated executive officers. (collectively, the “Named Executive Officers” or “NEOs”):

Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Daniel S. Slipkovich	2012	$633,333	$—	$300,000	$4,562	$937,895
Chief Executive Officer	2011	$533,000	$—	$—	$3,482	$536,482
Denise W. Warren	2012	$441,692	$—	$200,000	$3,482	$645,174
Senior Vice President, Chief Financial Officer and Treasurer	2011	$393,546	$100,000	$—	$3,482	$497,028
Michael A. Wiechart	2012	$443,308	$—	$200,000	$277,506	$920,814
Senior Vice President and Chief Operating Officer	2011	$405,917	$100,000	$—	$3,050	$508,967

(1)	Reflects discretionary bonuses awarded by the Compensation Committee and the Board of Directors. In 2011, Ms. Warren and Mr. Wiechart each received a discretionary bonus of $100,000. This bonus was granted to Ms. Warren and Mr. Wiechart in respect of the work performed related to completion of the registration of the Company’s debt with the SEC.
(2)	Reflects cash awards earned under our non-equity incentive compensation plan. See the section below entitled “- Non-Equity Incentive Compensation Plan.”
(3)	Details of the amounts included in “All Other Compensation” for 2012 are as follows:

	Group term life	Long-term disability	Deferred Compensation (1)	Total
Daniel S. Slipkovich	$2,322	$2,240	$—	$4,562
Denise W. Warren	1,242	2,240	—	3,482
Michael A. Wiechart	810	2,240	274,456	277,506

(1)	Represents a reduction in liquidated damages as provided in Mr. Wiechart’s employment agreement as a form of deferred compensation in connection with recruiting Mr. Wiechart to join Capella.

Employment Agreements with the NEOs

Capella has entered into an employment agreement with each of the NEOs. Each of the employment agreements has substantially similar terms. The employment agreements establish the initial base salary of the applicable NEOs. The base salaries are reviewed and adjusted by the Compensation Committee and the Board of Directors once per year. In addition to the annual salary review, based upon the recommendations of the Chief Executive Officer, the Compensation Committee and the Board of Directors also may adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness in the market. Additionally, the employment agreements establish the cash incentive bonus potential of each NEO under the non-equity compensation plan as a percentage of base salary. Mr. Slipkovich was eligible to earn a potential cash incentive bonus under the non-equity compensation plan of 100% of his base salary, and each of Ms. Warren and Mr. Wiechart was eligible to earn a potential cash incentive bonus under the non-equity compensation plan of 75% of his or her base salary.

Under the terms of each employment agreement, the NEO and Capella may terminate the employment agreement at any time with or without cause. Under certain circumstances, an NEO may receive severance payments. See the section below entitled “- Potential Termination and Change-in-Control Payments.” Each NEO has agreed that during employment and for a certain period thereafter, such NEO may not directly or indirectly, anywhere in the United States, own, manage, control, participate in, consult with, render services for, or in any manner engage in any competing business with our businesses. Each of Mr. Slipkovich and Ms. Warren agreed that such restriction shall continue for a one year period after the end of his or her respective employment for any reason. Mr. Wiechart agreed that, if he voluntarily terminates his employment without good reason or is terminated for cause, he is subject to such restriction for two years following the end of his employment.

Potential Termination and Change-in-Control Payments

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

The employment agreements contain certain severance arrangements that provide for severance payments in the following circumstances:

•

If Mr. Slipkovich is terminated without Cause or as a result of a Disability or death or he resigns for Good Reason, then he is entitled to receive his annual base salary for one year, and, upon termination without Cause or resignation for Good Reason, then he is also entitled to cause Holdings to purchase of portion of his shares of Holdings common stock at fair market value as of the date such right is exercised;

•	If Ms. Warren is terminated without Cause or as a result of Disability or death, she is entitled to receive her annual base salary for one year; and

•	If Mr. Wiechart is terminated without Cause or as a result of Disability or death or he resigns for Good Reason, he is entitled to receive his annual base salary for two years.

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

The employment agreements do not provide any of the NEOs with cash severance upon a Sale of the Company, but any unvested common stock in Holdings acquired by an NEO in accordance with his or her employment agreement may become automatically vested, unless the Sale of the Company is a result of a Public Offering. A portion of common stock purchased by Mr. Slipkovich pursuant to his employment agreements remains unvested until immediately prior to a Sale of the Company or an initial Public Offering that would result in appreciation of the value of the unvested shares.

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

The amount of estimated compensation payable to each NEO entitled to benefits if any such event had occurred on December 31, 2012 is listed in the tables below:

Daniel S. Slipkovich

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause		Resignation for Good Reason		Change in Control		Death or Disability
Cash Payments	$650,000		$650,000		—		$650,000
Accelerated Vesting of Unvested Restricted Stock	—		—		$3,357,024	(2)	—
Put Right	3,115,716	(1)	3,115,716	(1)	—		—

(1)	Reflects the right to require Holdings to purchase (i) 299,171 shares of Holdings common stock based on a per share price of $4.25 per share, which was determined to be the fair market value of Holdings common stock as of December 31, 2011 by a third-party appraiser, and (ii) 1,841.94 shares of Holdings preferred stock at $1,000 per share. In May 2005, Mr. Slipkovich originally purchased the shares of common stock for fair market value and 1,172.749 share of preferred stock for $1,000 per share.
(2)	Reflects the accelerated vesting of 789,888 shares of Holdings common stock that remain unvested until certain terms are met upon a Sale of the Company or an initial Public Offering. The amount of compensation reflected in this column is based on a per share price of $4.25, which was determined to be the fair market value of Holdings common stock as of December 31, 2011 by a third-party appraiser. Mr. Slipkovich originally purchased these shares for fair market value in May 2005.

Denise W. Warren

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause	Resignation for Good Reason	Change in Control	Death or Disability
Cash Payments	$450,000	—	—	$450,000
Accelerated Vesting of Unvested Restricted Stock	—	—	—	—

Michael A. Wiechart

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause	Resignation for Good Reason	Change in Control		Death or Disability
Cash Payments	$900,000	$900,00	—		$900,000
Accelerated Vesting of Unvested Restricted Stock	—	—	$2,040,000	(1)	—

(1)	Reflects the accelerated vesting of 480,000 shares of Holdings common stock that remain unvested until certain terms are met upon a Sale of the Company, except in the case of an initial Public Offering. The amount of compensation reflected in this column is based on a per share price of $4.25, which was determined to be the fair market value of Holdings common stock as of December 31, 2010 by an third-party appraiser. Mr. Wiechart originally purchased these shares for fair market value in May 2009.

Non-Equity Incentive Compensation Plan

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

For 2012, the Board of Directors, based on the recommendation of the Chief Executive Officer, determined a potential cash incentive bonus amount for each NEO based on a specific percentage of each NEO’s base salary. For 2012, Mr. Slipkovich was eligible to earn a potential cash incentive bonus of 100% of his base salary, and each of Ms. Warren and Mr. Wiechart and was eligible to earn a potential cash incentive bonus of 75% of his or her base salary (the “Maximum Cash Incentive Amount”). Each NEO can earn up to 100% of his or her Maximum Cash Incentive Amount if certain performance goals are achieved. For 2012, Capella’s Chief Executive Officer established an adjusted EBITDA target of $100.0 million under the plan (the “2012 Target”), which target was presented to and approved by the Board of Directors. The Board of Directors determined that, if Capella’s adjusted EBITDA for 2012 exceeded the 2012 Target, the amount of any such excess earnings could be distributed, in the discretion of the Board of Directors, pro rata as a cash incentive bonus to each of the NEOs, up to the aggregate amount of Maximum Cash Incentive Amount. In 2012, Capella’s adjusted EBITDA was $105.2 million. Our NEOs received cash incentive bonuses under the non-equity incentive compensation plan as outlined in the summary compensation table previously shown. See page 33 within the section entitled “Item 6. Selected Financial Data” for a discussion and reconciliation of adjusted EBITDA.

Equity Incentive Compensation

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

DIRECTOR COMPENSATION

During the year ended December 31, 2012, none of our directors received compensation for their service as a member of the Board, except for Mr. Hensley as the only member of the Board that we believe would be considered “independent” based upon NYSE and NASDAQ listing standards. Mr. Anderson received other compensation from the Company pursuant the agreement described below. All of our directors are reimbursed for reasonable expenses incurred in connection with their services.

Name	Fees Earned or Paid in Cash	Stock Awards		All Other Compensation		Total
J. Thomas Anderson	$—	$—		$101,894	(2)	$101,894
Robert Z. Hensley	35,000	8,500	(1)	—		43,500

(1)	Reflects the grant date fair value for 2,000 shares of Holding’s common stock in April 2012.
(2)	Mr. Anderson served as Capella’s President and as a director from May 2005 to September 2010. In September 2010, Mr. Anderson executed an amendment to his employment agreement in connection with his transition from Capella’s President to the position of Vice-Chair and Co-Founder. As amended, Mr. Anderson’s employment term will end on September 1, 2013 unless sooner terminated in accordance with his amended employment agreement. Pursuant to the amended employment agreement, Mr. Anderson received a salary of $100,000 during 2012. During the remaining term of his agreement, Mr. Anderson is eligible to earn an acquisition bonus of between 0% and 0.5% of the purchase or acquisition price of any transaction closed and consummated by Holdings, Capella or one of its subsidiaries. The amount of such bonus is subject to the discretion of the board of directors of Holdings, which will give consideration to factors such as input from the Chief Executive Officer and the amount of Mr. Anderson’s involvement in the acquisition transaction. No such bonus was granted during 2012. Additionally, Mr. Anderson received group term life and long-term disability benefits totaling $1,894 during 2012.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Hensley, Katz and Nolan served as members of our Compensation Committee throughout 2012. Although Messrs. Hensley, Katz and Nolan serve on the board of Holdings, none of them has at any time been an officer or employee of Capella, Holdings or any of their subsidiaries. Additionally, none of our executive officers has served as a member of another entity’s compensation committee, one of whose executive officers served on our Compensation Committee or was one of our directors. Members of our Compensation Committee have certain relationships with Capella and Holdings, as described in the section below entitled “Item 13. Certain Relationships and Related Transactions, Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of Capella’s capital stock is owned by our parent company, Holdings. The table below presents information with respect to the beneficial ownership of Holdings common stock and Holdings preferred stock as of February 28, 2013 by (a) any person or group who beneficially owns more than five percent of Holdings common stock or Holdings preferred stock, (b) each of Capella’s directors and Named Executive Officers and (c) all directors and executive officers of Capella as a group. The percentages provided in the table are based on 63,275,235 shares of Holdings common stock and 323,296.175 shares of Holdings preferred stock outstanding as of February 28, 2013.

Name of Beneficial Holder(1)	Shares of Common Stock Beneficially Owned(4)		Percentage of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned(4)		Percentage of Preferred Stock Beneficially Owned
GTCR(2)	50,000,000	(5)	79.0%	321,436.460	(7)	99.4%
Daniel S. Slipkovich (3)	4,880,522	(6)	7.7	1,841.940		*
Denise W. Warren	799,247		1.3	—		—
Michael A. Wiechart	480,000		*	—		—
J. Thomas Anderson	3,771,511		6.0	—		—
Joseph P. Nolan	—		—	—		—
David S. Katz	—		—	—		—
Robert Z. Hensley	17,000		*	—		—
All directors and executive officers as a group (12 persons)	11,471,714		18.1	1,859.696		*

*	Less than one percent.
(1)	Each owner has agreed to vote their shares in accordance with the Stockholders Agreement. See “Certain Relationships and Related Transactions — Stockholders Agreement.”
(2)	The address of GTCR and Messrs. Nolan and Katz is 300 N. LaSalle Street, Suite 5600, Chicago, Illinois 60654.
(3)	The address of Mr. Slipkovich is 501 Corporate Centre Drive, Franklin, Tennessee 37067.
(4)	Beneficial ownership includes voting or investment power with respect to securities and includes shares that an individual has a right to acquire within 60 days after February 29, 2012.
(5)	Includes 42,342,800, 7,431,200 and 226,000 shares owned by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., respectively. Messrs. Katz and Nolan are principals of GTCR and as such may be deemed to be a beneficial owner of these three funds. Messrs. Katz and Nolan disclaim beneficial ownership of such funds.
(6)	Includes 789,888 shares owned by Mr. Slipkovich with financial rights that do not vest until a sale of the Company or an initial public offering but for which Mr. Slipkovich currently has voting power.
(7)	Includes 272,210.400, 47,773.170 and 1,452.890 shares owned by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., respectively.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In accordance with its written charter, the Audit Committee reviews and approves all material related party transactions. Prior to its approval of any material related party transaction, the Audit Committee will discuss the proposed transaction with management and our independent auditor. In addition, our Code of Conduct requires that all of our employees, including our executive officers, remain free of conflicts of interest in the performance of their responsibilities to the Company. An executive officer who wishes to enter into a transaction in which his or her interests may conflict with ours must first receive the approval of the Audit Committee.

Stock Purchase Agreement

In accordance with a Stock Purchase Agreement, dated May 4, 2005, as amended by Supplement No. 1 to the Stock Purchase Agreement, dated April, 2007 and Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated February 29, 2008 (collectively, the “Purchase Agreement”), Holdings authorized the issuance and sale to GTCR of 196,000.000 shares of Holdings Cumulative Redeemable Preferred Stock and 50,000,000 shares of Holdings common stock. At the initial closing, GTCR purchased 25,000,000 shares of Holdings common stock at a price of $0.08 per share for gross proceeds of $2,000,000. At such time, GTCR intended to provide up to $198,000,000 in equity financing to Holdings as the equity portion of the debt and equity financing necessary to fund the acquisition of acute care hospitals, in each case as approved by the board of directors of Holdings and by GTCR. Such additional equity financing would be provided through the purchase by GTCR of up to 25,000,000 shares of Holdings common stock at $0.08 per share and 196,000.000 shares of Holdings preferred stock at $1,000 per share (each such purchase, a “Subsequent

Closing”). As of December 31, 2012, 50,000,000 shares of Holdings common stock and 205,541.741 shares of Holdings preferred stock have been purchased by GTCR in Subsequent Closings. This agreement called for the execution of employment agreements with senior management (see “Executive Compensation-Summary Compensation Table-Employment Agreements”), a Stockholders Agreement, a Registration Rights Agreement and a Professional Services Agreement. Pursuant to the Purchase Agreement, Holdings may not, among other things, without the prior written consent of the majority holders, pay any dividends or make distributions, make or permit any subsidiaries, including Capella, to make any loans or advances, or merge or consolidate with any person. Under the Purchase Agreement, Holdings agreed to pay certain expenses of GTCR, including fees and expenses incurred with respect to any amendments or waivers and stamp and other taxes in connection with the Purchase Agreement.

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

Description of Fees	Amount of Fees
	2011	2012
Audit Fees	$1,004,939	$965,426
Audit-Related Fees	237,000	407,021
Tax Fees	133,823	87,541

Total	$1,375,762	$1,459,988

Audit Fees — These fees were primarily for professional services rendered by Ernst & Young LLP in connection with the audit of the Company’s consolidated annual financial statements, reviews of the interim condensed consolidated financial statements included in the Company’s exchange offer registration statement on Form S-4 and its quarterly report on Form 10-Q for the first three fiscal quarters of the fiscal years ended December 31, 2011 and 2012. The fees also include comfort letters and consents related to SEC filings.

Audit-Related Fees — These fees were primarily for services rendered by Ernst & Young LLP for transactional related services.

Tax Fees — These fees were for services rendered by Ernst & Young LLP for assistance with tax compliance regarding tax filings and also for other tax advice and consulting services.

Pre-approval of Services Performed by the Independent Registered Public Accounting Firm

The charter of the Audit Committee provides that the Audit Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it. For 2012, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

The Audit Committee considered and determined that the provision of non-audit services by Ernst & Young LLP during 2011 and 2012 was compatible with maintaining auditor independence. None of these services is of a type that is prohibited under the independent registered public accounting firm independence standards of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

(b) Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 2, 2012)

4.4	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Stock Purchase Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.2	Supplement No. 1 to the Stock Purchase Agreement, dated as of April , 2007, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.3	Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.4	Stockholders Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.5	Amendment No. 1 to the Stockholders Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.6	Registration Rights Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

Exhibit Number	Description

10.7	Professional Services Agreement, dated as of May 4, 2005, between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.8	Amendment No. 1 to Professional Services Agreement between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc., dated as of November 30, 2005 (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.9	Loan and Security Agreement, dated June 28, 2010, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Guarantors, certain financial institutions as Lenders, Bank of America, N.A. as Agent and Collateral Agent, Citibank, N.A. as Syndication Agent, Barclays Bank PLC and General Electric Capital Corporation as Co-Documentation Agents and Bank of America Securities LLC and Citigroup Global Markets Inc. as Co-Lead Arrangers and Co-Book Managers (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.10	Form of Joinder to Loan and Security Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.11	Consent Agreement and Amendment No. 1 to Loan Agreement, dated January 27, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on August 3, 2012)

10.12	Consent Agreement and Amendment No. 2 to Loan Agreement, dated June 29, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on August 3, 2012)

10.13	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Daniel S. Slipkovich (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.14	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.15	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.16	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.17	Amendment No. 2 to Senior Management Agreement, dated as of September 1, 2010, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.18	Senior Management Agreement, dated May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and David Andrew Slusser (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.19	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., David Andrew Slusser and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

Exhibit Number	Description

10.20	Senior Management Agreement, dated as of October 17, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Denise Wilder Warren (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.21	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.22	Senior Management Agreement, dated as of May 26, 2009, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Michael Wiechart (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.23	Form of Amendment No. 1 to Senior Management Agreement, dated as of August 24, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.24	Capella Holdings, Inc. 2006 Stock Option Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.25	Capella Holdings, Inc. Deferred Compensation Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.26	Computer and Data Processing Services Agreement, effective February 21, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.27	Amendment No. 001 to Computer and Data Processing Services Agreement, effective May 5, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.28	Lease Agreement, dated April 3, 2007, by and among Muskogee Medical Center Authority, d/b/a Muskogee Regional Medical Center , Muskogee Regional Medical Center, LLC, and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.29	Form of Redemption Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.30	Senior Management Agreement, dated September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil W. Kunkel (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 11, 2011) *

21	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Definition Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

*	Management compensatory plan or arrangement.
**	Certain information has been omitted pursuant to a confidential treatment request filed with the SEC.
***	Furnished electronically herewith

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Capella Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Capella Healthcare, Inc. (and subsidiaries), a wholly owned subsidiary of Capella Holdings, Inc., as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Healthcare, Inc. (and subsidiaries) at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 28, 2013

Capella Healthcare, Inc.

Consolidated Balance Sheets

(In millions, except for share and per share amounts)

	December 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$42.4	$33.3
Accounts receivable, net of allowance for doubtful accounts of $86.6 and $93.6 at December 31, 2011 and 2012, respectively	115.6	123.5
Inventories	25.2	24.8
Prepaid expenses and other current assets	5.3	4.9
Other receivables	8.9	6.6
Assets held for sale	15.0	—
Deferred tax assets	1.7	1.7

Total current assets	214.1	194.8
Property and equipment:
Land	38.1	37.9
Buildings and improvements	359.1	399.4
Equipment	180.9	215.5
Construction in progress (estimated cost to complete and equip at December 31, 2012 is $4.8 million)	6.3	15.6

	584.4	668.4
Accumulated depreciation	(157.9)	(194.8)

	426.5	473.6
Goodwill	109.6	136.0
Intangible assets, net	7.7	10.7
Other assets, net	29.9	29.3

Total assets	$787.8	$844.4

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$26.8	$31.1
Salaries and benefits payable	21.9	23.1
Accrued interest	23.3	23.3
Other accrued liabilities	17.2	20.9
Current portion of long-term debt	—	8.4

Total current liabilities	89.2	106.8
Long-term debt	495.1	543.4
Deferred income taxes	12.1	14.1
Other liabilities	26.5	30.3
Redeemable non-controlling interests	18.0	21.1
Due to parent	210.5	210.5
Stockholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2011 and 2012, respectively	—	—
Retained deficit	(63.6)	(81.8)

Total stockholder’s deficit	(63.6)	(81.8)

Total liabilities and stockholder’s deficit	$787.8	$844.4

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2010	2011	2012
Revenue before provision for bad debts	$771.5	$762.1	$838.8
Provision for bad debts	(115.3)	(78.2)	(91.2)

Revenue	656.2	683.9	747.6
Costs and expenses:
Salaries and benefits	319.9	332.1	350.4
Supplies	108.3	111.1	117.4
Purchased services	45.9	50.0	60.8
Other operating expenses	87.8	105.2	126.7
Other income	—	(7.5)	(6.4)
Loss on refinancing	20.8	—	—
Management fee to related party	0.2	0.2	0.2
Interest, net	48.4	51.1	53.1
Depreciation and amortization	32.5	33.7	39.6

Total costs and expenses	663.8	675.9	741.8

Income (loss) from continuing operations before income taxes	(7.6)	8.0	5.8
Income taxes	3.2	1.4	3.0

Income (loss) from continuing operations	(10.8)	6.6	2.8
Loss from discontinued operations, net of tax	(3.4)	(19.9)	(15.6)

Net loss	(14.2)	(13.3)	(12.8)
Less: Net income attributable to non-controlling interests	1.5	1.2	1.3

Net loss attributable to Capella Healthcare, Inc.	$(15.7)	$(14.5)	$(14.1)

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Stockholder’s Deficit

(In millions, except for share amounts)

	Common Stock		Retained	Total Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance at January 1, 2010	100	—	(32.0)	(32.0)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(0.3)	(0.3)
Net loss	—	—	(15.7)	(15.7)

Balance at December 31, 2010	100	—	(48.0)	(48.0)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(1.1)	(1.1)
Net loss	—	—	(14.5)	(14.5)

Balance at December 31, 2011	100	$—	(63.6)	(63.6)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(0.6)	(0.6)
Establishment of non-controlling interests related to St. Thomas joint venture	—	—	(3.5)	(3.5)
Net loss	—	—	(14.1)	(14.1)

Balance at December 31, 2012	100	$—	$(81.8)	$(81.8)

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2011	2012
	(In Millions)
Operating activities
Net loss	$(14.2)	$(13.3)	$(12.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	3.4	19.9	15.6
Depreciation and amortization	32.5	33.7	39.6
Amortization of loan costs and debt discount	2.4	2.8	3.9
Provision for bad debts	115.3	78.2	91.2
Loss on refinancing	20.8	—	—
Deferred income taxes	2.3	1.2	2.0
Stock-based compensation	0.3	0.8	1.0
Gains from mark to market swap valuation	(0.2)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(110.8)	(78.8)	(104.5)
Inventories	(1.3)	(2.6)	(0.3)
Prepaid expenses and other current assets	(0.3)	(6.4)	0.7
Accounts payable and other current liabilities	(8.1)	6.5	6.7
Accrued salaries	(3.3)	(1.0)	1.2
Accrued interest	23.8	(0.4)	—
Other	0.1	0.4	2.0

Net cash provided by operating activities – continuing operations	62.7	41.0	46.3
Net cash provided by (used in) operating activities – discontinued operations	3.2	2.0	(2.3)

Net cash provided by operating activities	65.9	43.0	44.0
Investing activities
Purchases of property and equipment, net	(23.9)	(31.9)	(33.8)
Acquisition of healthcare businesses	—	(34.1)	(26.0)
Proceeds from disposition of hospital	—	20.5	12.4
Change in other assets	2.3	(1.8)	—

Net cash used in investing activities – continuing operations	(21.6)	(47.3)	(47.4)
Net cash used in investing activities – discontinued operations	(2.2)	(2.3)	—

Net cash used in investing activities	(23.8)	(49.6)	(47.4)
Financing activities
Proceeds from long-term debt	493.7	—	—
Payment of debt and capital leases	(484.5)	—	(2.7)
Advances from Parent	1.4	2.5	—
Payment of debt issue costs	(21.7)	—	(0.2)
Distributions to non-controlling interests	(1.3)	(1.0)	(1.7)
Repurchase of non-controlling interests	—	(0.3)	(1.1)

Net cash provided by (used in) financing activities – continuing operations	(12.4)	1.2	(5.7)
Net cash used in financing activities – discontinued operations	(1.0)	(0.5)	—

Net cash provided by (used in) financing activities	(13.4)	0.7	(5.7)

Change in cash and cash equivalents	28.7	(5.9)	(9.1)
Cash and cash equivalents at beginning of year	19.6	48.3	42.4

Cash and cash equivalents at end of year	$48.3	$42.4	$33.3

Supplemental disclosure of cash flow information
Cash paid for interest	$21.2	$47.2	$47.1

Cash paid (received) for taxes	$(1.1)	$0.5	$0.4

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$—	$—	$50.3

See accompanying notes.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Organization and Significant Accounting Policies

Organization

Capella Healthcare, Inc., a Delaware corporation which was formed on April 15, 2005, is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates hospitals and ancillary healthcare facilities in non-urban communities in the United States. Unless the context otherwise indicates, Capella Healthcare, Inc. is referred to herein as “Capella” or the “Company”.

At December 31, 2012, the Company operated twelve general acute care hospitals and ancillary healthcare facilities with a total of 1,574 licensed beds. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

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

Discontinued Operations

In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying consolidated financial statements.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $8.2 million, $14.1 million and $25.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at December 31, 2012 as disclosed in Note 5. The estimated fair value of the 9 1/4% Notes at December 31, 2012 was approximately $535.0 million and based on the average bid and ask price as quoted by the Company’s administrative agent and is categorized as Level 2 within the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”.

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

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

The Company’s Oklahoma facilities participate in the State of Oklahoma’s Supplemental Hospital Offset Payment Program (“SHOPP”). The legislation related to SHOPP was signed into law by the Governor of Oklahoma on May 13, 2011, but was subject to approval by CMS. On January 17, 2012, the Centers for Medicare & Medicaid Services (“CMS”) approved SHOPP with an effective date of July 1, 2011. SHOPP, with an initial term of three fiscal years, allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. Based on the timing of CMS approval of the program, the Company recorded eighteen months of revenue and expenses (six months from July 1, 2011 through December 31, 2011 and twelve months from January 1, 2012 through December 31, 2012) associated with SHOPP during the year ended December 31, 2012.

The Balanced Budget Act of 1997 (“BBA”) established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation, in which the Company and several other hospital companies participated, was settled effective April 5, 2012 and the revenue and expenses related to the settlement was recorded during the first quarter of 2012.

During the year ended December 31, 2012, the Company recorded revenue and expenses related to the prior period SHOPP program (for the period of July 1, 2011 through December 31, 2011) and rural floor provision settlement of $13.6 million and $5.1 million, respectively.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011(2)	2012(3)
Medicare(1)	36.8%	39.3%	39.0%
Medicaid(1)	11.8	12.6	15.0
Managed Care and other	35.0	38.0	35.7
Self-Pay	16.4	10.1	10.3

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The decline in self-pay payor mix from 2010 to 2011 is due primarily to the impact of our uninsured discount policy which went into effect January 1, 2011. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue before the provision for bad debts instead of an increase to the provision for bad debts, causing the change in payor mix for 2011.
(3)	The increase in Medicaid revenue for fiscal 2012 is due primarily to SHOPP. SHOPP increased Medicaid revenue for fiscal 2012 by approximately $21.5 million.

The Company derives a significant portion of its revenue before the provision for bad debts from Medicare, Medicaid and other payors that receive discounts from the Company’s standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s consolidated statements of operations.

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2011 totaled $3.1 million compared to $4.5 million as of December 31, 2012. The net estimated third-party payor settlements are included in other current liabilities in the accompanying consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.8 million for the year ended December 31, 2010, a decrease of $0.2 million to revenue for the year ended December 31, 2011 and an increase of $1.1 million to revenue for the year ended December 31, 2012. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

		Additions
		Charged to	Accounts
	Balances at	provision	Written Off,
	Beginning of	for bad	Net of	Balances at
	Year	debts	Recoveries	End of Year
Year ended December 31, 2010	$109.6	$115.3	$(101.8)	$123.1
Year ended December 31, 2011 (1)	$123.1	$78.2	$(114.7)	$86.6
Year ended December 31, 2012	$86.6	$91.2	$(84.2)	$93.6

(1)	Effective January 1, 2011, the Company adopted a uniform uninsured discount policy. Under this policy, all patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue in the determination of net revenue. The amount billed to the patient is subject to the Company’s customary collection process and, to the extent not collected, becomes subject to the Company’s policy governing the bad debt provision. Prior to January 1, 2011, each of the Company’s hospitals utilized a market-specific uninsured discount policy and in each case at an amount less than 60%.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Charity Care

Self-pay revenue is derived primarily from patients who do not have any form of healthcare coverage. The Company provides care without charge to certain patients that qualify under the Company’s charity/indigent care policy. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for bad debts as it is the Company’s policy not to pursue collection of amounts related to these patients. At the Company’s hospitals, patients treated for non-elective care, who have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. The Company’s hospitals provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, the Company first attempts to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

The Company estimates its cost of care provided under its charity care programs utilizing a calculated ratio of costs to gross charges multiplied by the Company’s gross charity care charges provided. For the years ended December 31, 2010, 2011 and 2012, the Company estimates that its costs of care provided under its charity care programs were approximately $2.8 million, $2.9 million and $3.4 million, respectively.

Concentration of Revenues

For the years ended December 31, 2010, 2011 and 2012, approximately 48.6%, 51.9% and 54.0%, respectively, of the Company’s revenue before the provision for bad debts related to patients participating in the Medicare and Medicaid programs. The Company’s management recognizes that revenue and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

Other Income

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

The Company accounts for EHR incentive payments in accordance with “ASC” 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when its eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals and physician practices, between the Medicare and Medicaid programs and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the Centers for Medicare and Medicaid Services (“CMS”).

For the years ended December 31, 2011 and 2012, the Company recognized $7.5 million and $6.4 million, respectively, in EHR incentive payments in accordance with the HITECH Act under the Medicaid and Medicare programs which is included in other income on the accompanying consolidated statements of operations. Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date are included in the accompanying consolidated balance sheet. As of December 31, 2011 and 2012, outstanding receivables from Medicaid for EHR incentive payments totaled approximately $4.2 million and $1.4 million, respectively and is included in other receivables on the accompanying consolidated balance sheets.

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

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

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

Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements and equipment. Assets under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Buildings and improvements are depreciated over estimated lives ranging generally from ten to forty years. Estimated useful lives of equipment vary generally from three to ten years. Depreciation and amortization expense totaled approximately $32.5 million, $33.7 million and $39.6 million for the years ended December 31, 2010, 2011 and 2012, respectively. Amortization expense related to assets under the Company’s capital leases is included under depreciation and amortization expense for the year ended December 31, 2012. There were no assets under capital leases for the years ended December 31, 2010 and 2011.

At December 31, 2012, assets under the Company’s capital leases are as follows (in millions):

Buildings and improvements	$37.0
Equipment	15.5

Total	52.5
Accumulated amortization	(3.8)

Total, net	$48.7

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

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees. Deferred loan costs totaled approximately $14.1 million and $11.4 million, net of accumulated amortization of approximately $7.1 million and $10.2 million at December 31, 2011 and 2012, respectively, and are included in other assets on the accompanying consolidated balance sheets. The Company amortizes these deferred loan costs to interest expense over the life of the respective debt instrument, using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions under the provisions of FASB authoritative guidance regarding business combinations and goodwill and other intangible assets. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its annual impairment tests as of October 1, and did not incur any impairment charges, other than with respect to discontinued operations, during the years ended December 31, 2010, 2011 and 2012.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

The Company’s intangible assets relate to contract-based physician minimum revenue guarantees, a non-competition agreement and certificates of need. The contract-based physician revenue guarantees are amortized over the terms of the respective agreements. The certificates of need were determined to have indefinite lives and, accordingly, are not amortized.

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

Other Accrued Liabilities

The Company’s other accrued liabilities, shown as a current liability in the accompanying audited consolidated balance sheet, consist of the following:

	Year Ended December 31,
	2011	2012
	(In millions)
Employee health IBNR reserve	$3.3	$3.2
Professional and general liability claims	2.7	2.7
Non-income tax accrual	2.1	2.1
Physician income guarantees liability	1.0	0.7
Worker’s compensation liability claims	1.1	0.9
Income taxes payable	—	0.6
Estimated amounts due to third party payors	3.1	4.5
Other	3.9	6.2

Total	$17.2	$20.9

Professional and General Liability Claims

Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintains insurance through Auriga Insurance Group, a wholly owned subsidiary of the Parent (“Auriga”), for professional and general claims of $4.75 million per occurrence and $14.25 million in the aggregate per policy year, subject to a $0.25 million self-insured retention per occurrence. The Company also maintains umbrella policies for professional and general claims which cover an additional $50 million per occurrence and in the aggregate. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in determining reserve estimates. Reserve estimates are discounted to present value using a 1% discount rate.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Exposures at the Company’s hospitals prior to the date of their respective acquisition are indemnified by the respective prior owners. Accordingly, the Company appropriately has not estimated any exposure for claims prior to the respective acquisition dates of its facilities. The Company utilized certain information to estimate its 2011 and 2012 liability for professional and general liability claims. Using historical claim payments and developments, the Company estimated the exposure for each of its facilities and recorded a reserve of approximately $26.9 million ($9.8 million of which is due from Auriga) and $29.7 million ($12.0 million of which is due from Auriga) at December 31, 2011 and 2012, respectively.

The current portion of the reserves was $2.7 million at both December 31, 2011 and 2012 and is included in other accrued liabilities on the accompanying consolidated balance sheets. The long-term portion of the reserves for professional and general liability claims is included in other liabilities on the accompanying consolidated balance sheets.

The Company’s expense for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded under the Company’s professional and general liability insurance program for the years ended December 31, 2010, 2011 and 2012, was approximately $7.5 million, $5.6 million and $6.3 million, respectively.

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

The Company’s reserve for workers’ compensation is based upon an independent third-party actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions. Reserve estimates are undiscounted and are revised on an annual basis. The reserve for workers’ compensation claims at the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon an actuarial calculation. The Company’s reserve for workers’ compensation claims was approximately $3.3 million and $3.4 million at December 31, 2011 and 2012, respectively. The current portion of the reserves, $1.1 million and $0.9 million at December 31, 2011 and 2012, respectively, is included in other accrued liabilities on the accompanying consolidated balance sheets. The long-term portion of the reserves for workers’ compensation claims is included in other liabilities on the accompanying consolidated balance sheets.

The Company’s expense for workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of the Company’s self-insured retention level; and the administrative costs of the insurance program. The total expense recorded under the Company’s workers’ compensation insurance program for the years ended December 31, 2010, 2011 and 2012, was approximately $3.9 million, $2.2 million and $1.8 million, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation. The undiscounted reserve for self-insured medical benefits was approximately $3.3 million and $3.2 million at December 31, 2011 and 2012, respectively, and is included in other accrued liabilities on the accompanying consolidated balance sheets. The Company purchases stop loss coverage from Auriga Insurance Group, in which the Company will be reimbursed for any employee’s medical claims that exceed $0.35 million per year.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Redeemable Non-controlling Interests

The Company’s accompanying consolidated financial statements include all assets, liabilities, revenue and expenses of less than 100% owned entities controlled by the Company. Accordingly, management has recorded non-controlling interests in the earnings and equity of such consolidated entities.

The Company’s non-controlling interests include redemption features, including the ability to redeem interest upon death and retirement, which cause these interests not to meet the requirements for classification as permanent equity in accordance with FASB authoritative guidance. Redemption of these non-controlling interest features would require the delivery of cash. Accordingly, these non-controlling interests are classified in the mezzanine section of the Company’s accompanying consolidated balance sheets. A rollforward of the redeemable non-controlling interests is shown in the table below:

Redeemable Non-controlling interests
(in millions)
Balance at December 31, 2010	$5.5
Net income attributable to non-controlling interests	1.2
Distributions to non-controlling interests	(1.0)
Repurchase of non-controlling interests	(0.3)
Adjustment to redemption value of redeemable non-controlling interests	1.1
Acquisition of Cannon County Hospital, Inc	11.5

Balance at December 31, 2011	18.0
Net income attributable to non-controlling interests	1.3
Distributions to non-controlling interests	(1.7)
Repurchase of non-controlling interests	(1.1)
Adjustment to redemption value of redeemable non-controlling interests	0.6
Establishment of non-controlling interests related to St. Thomas joint venture	4.0

Balance at December 31, 2012	$21.1

Effective April 30, 2012, the Company entered into a joint venture agreement with St. Thomas Health (“St. Thomas”) in Tennessee. In exchange for a 6.49% minority ownership at four of the Company’s hospitals, St. Thomas contributed approximately $0.5 million in equipment. St. Thomas will also co-brand these Tennessee hospitals as well as clinically support certain services and future growth opportunities. The fair value of the St. Thomas non-controlling interest at December 31, 2012 was approximately $4.0 million and is included in redeemable non-controlling interests on the accompanying consolidated balance sheet.

Segment Reporting

The Company owns and operates twelve hospitals as part of continuing operations as of December 31, 2012. The Company manages its hospitals as one operating segment, healthcare services, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting”.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

The board of directors of the Parent has adopted the Capella Holdings, Inc. 2006 Stock Option Plan (the “2006 Stock Option Plan”), which permits the board of directors of the Parent to issue stock options and other stock-based awards to certain of the Company’s employees, subject to the terms and conditions set forth in the 2006 Stock Option Plan and in each award. The Parent has never issued stock options under the 2006 Stock Option Plan. The Parent has granted restricted share awards that typically vest over a five year period to certain of the Company’s employees. The Company accounts for its stock-based awards in accordance with the

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

provisions of ASC 718-10 “Compensation – Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognized compensation expense based on the estimated grant date fair value of each stock-based award of $0.3 million, $0.8 million, and $1.0 million for the years ended December 31, 2010, 2011, and 2012, respectively. The stock-based compensation expense is included in salaries and benefits in the accompanying consolidated statements of operations.

2. Business Combinations

2011 Business Combinations

Acquisition of Cannon County Hospital, LLC

Effective July 1, 2011, the Company acquired a 60% interest in Cannon County Hospital, LLC (“CCH”), which owns and operates 71-bed DeKalb Community Hospital in Smithville, Tennessee, and 60-bed Stones River Hospital in Woodbury, Tennessee. The cash purchase price was $17.0 million plus the payment of $9.3 million to extinguish CCH indebtedness and $1.4 million to retire a CCH interest rate swap instrument. The cash purchase price was funded with cash on hand. The Company owns majority interests in the two hospitals and manages each of the hospitals pursuant to a management agreement. The Company has completed its application of the acquisition method of accounting.

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

Acquisition-related expenses for CCH were $0.6 million for the year ended December 31, 2011 and are included in other operating expenses on the accompanying consolidated statements of operations.

Acquisition of GP Surgery Center LLC

Effective July 1, 2011, the Company completed the purchase of substantially all the assets used in the operation of GP Surgery Center, LLC (“Great Plains ASC”), a surgery center located in Lawton, Oklahoma. The cash purchase price of $3.7 million was funded with cash on hand. The Company completed its application of the acquisition method of accounting based upon its estimates of fair value of assets acquired at the acquisition date.

The fair value of assets acquired at the acquisition date was as follows (in millions):

Property and equipment	$0.4
Goodwill	3.3

Total assets acquired	$3.7

Acquisition-related expenses for Great Plains ASC were $0.1 million for the year ended December 31, 2011 and are included in other operating expenses on the accompanying consolidated statements of operations.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

2012 Business Combinations

Acquisition of Muskogee RT Associates, LLC

Effective March 16, 2012, the Company acquired the assets of Muskogee RT Associates, LLC d/b/a Artesian Cancer Center at Muskogee (“MRTA”) in Muskogee, Oklahoma. The cash purchase price was $6.5 million and was funded with cash on hand. The Company has finalized its application of the acquisition method of accounting based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date, which resulted in goodwill of $6.5 million.

Lease of Muskogee Community Hospital

Effective July 1, 2012, the Company executed an asset purchase agreement in which the Company acquired specific property and components of net working capital, as defined, and certain intangible assets for $21.4 million. Of the purchase price, $8.4 million is in the form of a promissory note payable (“MCH Note”) in fifteen equal monthly installments beginning in July 2013. The MCH Note is included in current and long-term debt on the accompanying consolidated balance sheet as of December 31, 2012.

The Company also executed a master lease agreement for the real property and certain equipment used in the operation of MCH. Under the master lease agreement, the Company pays a lease payment of $565,000 per month, which payment will be adjusted for inflation beginning in the third year of the lease. The Company has the option to purchase the leased real property and equipment at fair value as defined in the master lease agreement on July 20, 2014. If the Company does not exercise this initial purchase option, it has the option to exercise the purchase upon the expiration of the initial lease term (15 years). The Company also has an option to renew the lease for an additional 15 years, after which the Company could also exercise a purchase option for fair value. The Company has recorded the master lease agreement as a capital lease and is included in current and long-term debt on the accompanying consolidated balance sheet as of December 31, 2012.

The acquisition of certain property and equipment and the net assets pursuant to the MCH asset purchase agreement was funded with cash on hand and through the execution of the MCH Note. The Company has completed its initial application of the acquisition method of accounting.

The fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in millions):

Accounts receivable, net	$2.7
Prepaids and other	0.2
Inventories	0.7
Property and equipment	3.0
Non-competition agreement	4.5
Goodwill	14.3

Total assets acquired	25.4

Accounts payable	3.3
Salaries and benefits payable	0.7

Total liabilities assumed	4.0

Net assets acquired	$21.4

Acquisition-related expenses for MCH were $1.1 million for the year ended December 31, 2012 and are included in other operating expenses on the accompanying consolidated statements of operations.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Acquisition of Southwest Imaging Center, Inc and Raindancer LLC d/b/a Doctors MRI

Effective December 31, 2012 the Company acquired the assets of Southwest Imaging Center, Inc. and Raindancer LLC d/b/a Doctors MRI (“the Imaging Centers”) in Lawton, Oklahoma. The cash purchase price for the Imaging Centers was $6.5 million and was funded with cash on hand. The Company completed its preliminary application of the acquisition method of accounting based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date.

The fair values of assets acquired at the acquisition date are as follows (in millions):

Property and equipment	$1.3
Goodwill	5.2

Total assets acquired	$6.5

Acquisition-related expenses for the Imaging Centers were $0.1 million for the year ended December 31, 2012 and are included in other operating expenses on the accompanying consolidated statements of operations.

3. Discontinued Operations

On December 28, 2011, the Company sold the assets and operations of Parkway Medical Center (“Parkway”), a 120-bed facility located in Decatur, Alabama. The proceeds from the sale were $20.5 million. The Company retained certain working capital of Parkway. The loss recorded on the sale of Parkway totaled approximately $6.7 million.

On March 15, 2012, the Company completed the sale of Hartselle Medical Center (“Hartselle”), a 150-bed facility located in Hartselle, Alabama for $1.6 million. The Company retained all working capital of Hartselle, with the exception of inventory. The loss on the sale of Hartselle totaled $5.3 million in 2011.

On December 31, 2012, the Company completed the sale of Jacksonsville Medical Center (“Jacksonville”), an 89- bed facility located in Jacksonville, Alabama for $6.0 million plus $3.0 million for working capital. The loss recorded on the sale of Jacksonville totaled approximately $6.7 million.

The Company has presented the operating results, financial positions and cash flows of those facilities as discontinued operations in the accompanying consolidated financial statements and certain assets of these facilities are reflected as assets held for sale prior to disposal in the accompanying consolidated balance sheet at December 31, 2011.

Revenue before the provision for bad debts and the loss reported in discontinued operations are as follows (in millions):

	Year Ended December 31,
	2010	2011	2012
Revenue before the provision for bad debts from discontinued operations	$97.9	$88.1	$29.8

Loss from discontinued operations
Loss from sale	—	12.0	8.1
Loss from impairment of goodwill	—	4.2	1.0
Loss from operations	3.4	3.7	6.5

Loss from discontinued operations, net of tax	$3.4	$19.9	$15.6

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Intangible Assets

The following table presents a roll-forward of the Company’s goodwill for the year ended December 31, 2012 (in millions):

Goodwill
Balance at January 1, 2012	$109.6
Write-off of goodwill related to discontinued operations	(1.0)
Acquisition of MRTA	6.5
Acquisition of MCH	14.3
Acquisition of the Imaging Centers	5.2
Other	1.4

Balance at December 31, 2012	$136.0

The following table presents the components of the Company’s intangible assets at December 31, 2011 and 2012 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
2011	$13.2	$(6.2)	7.0
2012	$12.4	$(6.7)	5.7
Non-competition agreements:
2011	$—	$—	$—
2012	$4.5	$(0.2)	$4.3
Indefinite-lived intangible assets:
Certificates of need
2011	$0.7	$—	$0.7
2012	$0.7	$—	$0.7
Total intangible assets:
2011	$13.9	$(6.2)	$7.7
2012	$17.6	$(6.9)	$10.7

Contract-Based Physician Minimum Revenue Guarantees

As discussed in Note 1, the Company records a contract-based intangible asset and a related guarantee liability for each new physician minimum revenue guarantee contract. The contract-based intangible asset is amortized into other operating expense over the period of the physician contract, which is typically four years. The Company has committed to advance a maximum amount of approximately $3.3 million at December 31, 2012. As of December 31, 2011 and 2012, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $1.0 million and $0.7 million, respectively, which is included in other accrued liabilities in the accompanying consolidated balance sheets.

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

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Amortization Expense

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2013	$3.5
2014	1.8
2015	0.9
2016	0.5
2017	0.4
Thereafter	2.9

$10.0

5. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2011 and 2012 (in millions):

	December 31, 2011	December 31, 2012
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(4.9)	(4.1)

Total 9 1/4% Notes	$495.1	$495.9
Capital lease obligations	—	47.5
MCH promissory note	—	8.4

Total debt obligations	$495.1	$551.8
Less current maturities	—	8.4

Total	$495.1	$543.4

Maturities of the Company’s long-term debt at December 31, 2012 are as follows (in thousands):

2013	$8.4
2014	46.6
2015	0.3
2016	0.3
2017	500.3
Thereafter	—

$555.9

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

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2012, the Company had no outstanding 2010 Revolving Facility loans. At December 31, 2012, the Company had a borrowing base of $66.0 million, net of outstanding letters of credit of $4.6 million, primarily used as the collateral under the Company’s workers compensation programs, immediately available for borrowing under the ABL.

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

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2012, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At December 31, 2012, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

6. Due to Parent

From time to time, the Company will receive cash advances from the Parent. The cash advances are generally for the purpose of funding business acquisitions of the Company. The amounts due to Parent are reduced by expenses paid by the Company on behalf of the Parent.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

The Company also paid certain expenses incurred by the Parent in 2010, 2011 and 2012, resulting in a reduction of the amount due to Parent. The Parent does not charge interest to the Company on the amounts due to Parent.

7. Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2010, 2011 and 2012 consists of the following (in millions):

	2010	2011	2012
Current:
Federal	$—	$—	$—
State	0.9	0.3	1.0

Total current	0.9	0.3	1.0
Deferred:
Federal	(2.7)	2.5	1.8
State	(1.2)	0.3	(0.6)

Total deferred	(3.9)	2.8	1.2
Increase (decrease) in valuation allowance	6.2	(1.7)	0.8

Total	$3.2	$1.4	$3.0

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate from continuing operations for the years ended December 31, 2010, 2011 and 2012 is as follows (dollars in millions):

	2010		2011		2012
Federal statutory rate	$(2.6)	34.0%	$2.7	34.0%	$2.0	34.0%
State income taxes, net of federal income tax benefits	(0.5)	5.0	0.3	4.4	0.2	4.2
Employment tax credits	0.5	(5.0)	0.5	6.8	0.5	7.9
Effect of actualization of prior year tax return to prior year tax provision	0.1	(1.0)	—	—	—	—
Non-controlling interests	(0.5)	7.0	(0.4)	(5.7)	(0.5)	(8.6)
Valuation allowance	6.2	(82.0)	(1.7)	(21.8)	0.8	14.2

Effective income tax rate	$3.2	(42.0)%	$1.4	17.7%	$3.0	51.7%

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects at December 31, 2011 and 2012 are as follows (in millions):

	2011	2012
Deferred income tax liabilities:
Depreciation and amortization	$27.0	$25.9
Joint ventures	6.3	4.9
Physician income guarantees	0.2	0.1
Provision for doubtful accounts	3.4	2.1
Other	0.7	0.6

Total deferred tax liabilities	37.6	33.6
Deferred income tax assets:
Impaired assets	4.1	—
Organization costs	0.3	0.3
Professional liability claims	3.9	3.7
Accrued paid time off	2.7	2.8
Employee medical claims	1.0	0.9
Net operating losses	48.0	52.9
AMT credit	0.1	0.1
Employment credit	3.1	4.1
Accrued expenses	2.5	2.9
Charitable contributions	0.8	0.9
Other	0.6	0.5

Total deferred income tax assets	67.1	69.1
Valuation allowance	(40.0)	(48.0)

Net deferred income tax assets	27.1	21.1

Net deferred income tax liabilities	$(10.5)	$(12.5)

Because of uncertainties related to the realization of certain deferred tax assets, the Company recorded a valuation allowance of approximately $40.0 million as of December 31, 2011 and $48.0 million as of December 31, 2012.

The Company has federal and state net operating loss carryforwards of approximately $119.2 million and $189.1 million, respectively at December 31, 2012, which will begin to expire in 2028 and 2020. The Company is not currently under any federal or state tax examination.

The Company has adopted the provisions of FASB authoritative guidance regarding income tax uncertainties. Upon adoption of these provisions, the Company did not record a liability for uncertain tax deductions. At December 31, 2012, the liability for unrecognized tax benefits remains at zero. Under these new provisions, the Company has elected to classify interest paid on an underpayment of income tax and related penalties as part of income tax expense.

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

The Company has certain leases that meet the lease capitalization criteria in accordance with FASB authoritative guidance. In accordance with the FASB authoritative guidance for leases, the capital leases have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments or the fair value at the inception of the lease. The interest rate used in computing the net present value of the lease payments are based on either the Company’s incremental borrowing rate at the inception of the lease or the interest rate implicit in the lease.

Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended December 31, 2010, 2011 and 2012 was approximately $13.1 million, $14.0 million and $14.6 million, respectively.

Future minimum rental commitments under non-cancelable leases with an initial term in excess of one year at December 31, 2012, consist of the following (in millions):

	Capital Leases	Operating Leases
2013	$8.0	$8.6
2014	43.1	7.5
2015	0.3	6.4
2016	0.3	3.9
2017	0.3	3.2
Thereafter	—	12.7

Total minimum lease payments	$52.0	$42.3

Less: interest portion (interest rates from 3.8% to 7.9%)	(4.5)

Long-term obligation under capital lease	$47.5

During the quarter ended December 31, 2012, the Company recorded an adjustment to income from continuing operations before income taxes of $2.6 million related to the correction of prior period accounting for certain internal use software costs. Had the Company applied the appropriate accounting in prior periods, income from continuing operations before income taxes for the year ended December 31, 2011 and 2010 would have decreased by $1.4 million and $0.2 million, respectively. Additionally, income from continuing operations before income taxes for the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 would have decreased by approximately $0.3 million in each quarter. We have evaluated the materiality of the error from a quantitative and qualitative perspective and determined such to be immaterial to those prior periods.

10. Related-Party Transactions

On May 4, 2005, the Parent executed a Professional Services Agreement (“PSA”) with GTCR Golder Rauner II, LLC (“GTCR”), whereby GTCR provides ongoing financial and management consulting to the Company until all investment funds managed by GTCR cease to own at least 10% of the collective Preferred Stock and Common Stock of the Parent. Under the PSA, the Company shall pay GTCR a placement fee of up to 1% of any debt financing in which GTCR is involved in raising the debt financing.

Under the PSA, the Company shall pay GTCR an annual management fee equal to $0.2 million upon the Company’s achievement of EBITDA (as defined in the PSA) of $30 million. In each of 2010, 2011 and 2012, the Company paid GTCR $0.2 million in management fees under the PSA.

11. Retirement Plan

The Company has a defined contribution plan, effective December 1, 2005, covering all employees who have completed six months of service, as defined, and are age eighteen or older. Participants may contribute up to 99% of their annual compensation, as defined, up to a maximum of $17,000 for participants under the age of 50 or $22,000 for participants aged 50 years or older. Employer contributions are discretionary and amount to 100% of the first 2% of employee contributions and 25% on the next 4% of employee contributions, up to 3% of the individual participant’s annual compensation, as defined. The Company did not authorize an employer contribution for 2010, 2011 or 2012.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

12. Guarantor and Non-Guarantor Supplementary Information

The Company’s 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company, as parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the years ended December 31, 2010, 2011 and 2012 and as of December 31, 2011 and 2012:

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$48.4	$(2.7)	$(3.3)	$—	$42.4
Accounts receivable, net	—	71.9	43.7	—	115.6
Inventories	—	14.4	10.8	—	25.2
Prepaid expenses and other current assets	1.4	2.6	1.3	—	5.3
Other receivables	0.8	6.8	1.3	—	8.9
Assets held for sale	—	15.0	—	—	15.0
Deferred tax assets	1.7	—	—	—	1.7

Total current assets	52.3	108.0	53.8	—	214.1
Property and equipment, net	4.0	267.1	155.4	—	426.5
Goodwill	109.6	—	—	—	109.6
Intangible assets, net	—	5.7	2.0	—	7.7
Investments in subsidiaries	13.0	—	—	(13.0)	—
Other assets, net	28.3	(0.5)	2.1	—	29.9

	$207.2	$380.3	$213.3	$(13.0)	$787.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$1.1	$14.4	$11.3	$—	$26.8
Salaries and benefits payable	0.7	12.8	8.4	—	21.9
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	7.3	7.2	2.7	—	17.2

Total current liabilities	32.4	34.4	22.4	—	89.2
Long-term debt	—	358.1	137.0	—	495.1
Deferred income taxes	12.1	—	—	—	12.1
Other liabilities	26.3	0.2	—	—	26.5
Redeemable non-controlling interests	—	—	18.0	—	18.0
Due to parent	200.0	26.0	(15.5)	—	210.5
Total stockholder’s deficit	(63.6)	(38.4)	51.4	(13.0)	(63.6)

	$207.2	$380.3	$213.3	$(13.0)	$787.8

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39.5	$(4.4)	$(1.8)	$—	$33.3
Accounts receivable, net	—	77.3	46.2	—	123.5
Inventories	—	14.1	10.7	—	24.8
Prepaid expenses and other current assets	1.4	2.3	1.2	—	4.9
Other receivables	3.5	2.6	0.5	—	6.6
Deferred tax assets	1.7	—	—	—	1.7

Total current assets	46.1	91.9	56.8	—	194.8
Property and equipment, net	10.4	312.4	150.8	—	473.6
Goodwill	136.0	—	—	—	136.0
Intangible assets, net	—	8.1	2.6	—	10.7
Investments in subsidiaries	12.6	—	—	(12.6)	—
Other assets, net	28.4	0.7	0.2	—	29.3

	$233.5	$413.1	$210.4	$(12.6)	$844.4

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.7	$17.3	$13.1	$—	$31.1
Salaries and benefits payable	1.6	12.8	8.7	—	23.1
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.6	5.9	6.4	—	20.9
Current portion of long-term debt	—	8.2	0.2	—	8.4

Total current liabilities	34.2	44.2	28.4	—	106.8
Long-term debt	—	405.9	137.5	—	543.4
Deferred income taxes	14.1	—	—	—	14.1
Other liabilities	29.6	0.5	0.2	—	30.3
Redeemable non-controlling interests	—	—	21.1	—	21.1
Due to parent	237.4	(12.0)	(14.9)	—	210.5
Total stockholder’s deficit	(81.8)	(25.5)	38.1	(12.6)	(81.8)

	$233.5	$413.1	$210.4	$(12.6)	$844.4

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$494.5	$277.0	$—	$771.5
Provision for bad debts	—	(74.9)	(40.4)	—	(115.3)

Revenue	—	419.6	236.6	—	656.2
Costs and expenses
Salaries and benefits	4.7	212.1	103.1	—	319.9
Supplies	0.1	61.0	47.2	—	108.3
Purchased services	1.4	27.0	17.5	—	45.9
Other operating expenses	2.0	58.6	27.2	—	87.8
Equity in (earnings) losses of affiliates	(9.8)	—	—	9.8	—
Loss on refinancing	20.8	—	—	—	20.8
Management fees	(9.3)	6.5	3.0	—	0.2
Interest, net	3.8	33.1	11.5	—	48.4
Depreciation and amortization	0.1	21.4	11.0	—	32.5

Total costs and expenses	13.8	419.7	220.5	9.8	663.8

Income (loss) from continuing operations before income taxes	(13.8)	(0.1)	16.1	(9.8)	(7.6)
Income taxes	1.9	0.6	0.7	—	3.2

Income (loss) from continuing operations	(15.7)	(0.7)	15.4	(9.8)	(10.8)
Loss from discontinued operations	—	(3.2)	(0.2)	—	(3.4)

Net income (loss)	(15.7)	(3.9)	15.2	(9.8)	(14.2)
Less: Net income attributable to non-controlling interests	—	—	1.5	—	1.5

Net income (loss) attributable to Capella Healthcare, Inc.	$(15.7)	$(3.9)	$13.7	$(9.8)	$(15.7)

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$463.4	$298.7	$—	$762.1
Provision for bad debts	(0.8)	(46.4)	(31.0)	—	(78.2)

Revenue	(0.8)	417.0	267.7	—	683.9
Costs and expenses
Salaries and benefits	8.0	206.7	117.4	—	332.1
Supplies	0.1	60.2	50.8	—	111.1
Purchased services	1.5	28.8	19.7	—	50.0
Other operating expenses	4.5	65.2	35.5	—	105.2
Other income	—	(6.0)	(1.5)	—	(7.5)
Equity in (earnings) losses of affiliates	10.2	—	—	(10.2)	—
Management fees	(15.8)	10.6	5.4	—	0.2
Interest, net	4.3	34.7	12.1	—	51.1
Depreciation and amortization	0.2	21.8	11.7	—	33.7

Total costs and expenses	13.0	422.0	251.1	(10.2)	675.9

Income (loss) from continuing operations before income taxes	(13.8)	(5.0)	16.6	10.2	8.0
Income taxes	0.7	0.6	0.1	—	1.4

Income (loss) from continuing operations	(14.5)	(5.6)	16.5	10.2	6.6
Loss from discontinued operations	—	(19.8)	(0.1)	—	(19.9)

Net income (loss)	(14.5)	(25.4)	16.4	10.2	(13.3)
Less: Net income attributable to non-controlling interests	—	—	1.2	—	1.2

Net income (loss) attributable to Capella Healthcare, Inc.	$(14.5)	$(25.4)	$15.2	$10.2	$(14.5)

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$510.8	$328.0	$—	$838.8
Provision for bad debts	—	(51.4)	(39.8)	—	(91.2)

Revenue	—	459.4	288.2	—	747.6
Costs and expenses
Salaries and benefits	15.2	206.3	128.9	—	350.4
Supplies	—	62.7	54.7	—	117.4
Purchased services	4.1	33.7	23.0	—	60.8
Other operating expenses	6.2	78.1	42.4	—	126.7
Other income	—	(1.3)	(5.1)	—	(6.4)
Equity in (earnings) losses of affiliates	0.4	—	—	(0.4)	—
Management fees	(19.4)	12.3	7.3	—	0.2
Interest, net	4.7	35.9	12.5	—	53.1
Depreciation and amortization	0.2	25.5	13.9	—	39.6

Total costs and expenses	11.4	453.2	277.6	(0.4)	741.8

Income (loss) from continuing operations before income taxes	(11.4)	6.2	10.6	0.4	5.8
Income taxes	2.7	0.1	0.2	—	3.0

Income (loss) from continuing operations	(14.1)	6.1	10.4	0.4	2.8
Loss from discontinued operations	—	(14.5)	(1.1)	—	(15.6)

Net income (loss)	(14.1)	(8.4)	9.3	0.4	(12.8)
Less: Net income attributable to non-controlling interests	—	—	1.3	—	1.3

Net income (loss) attributable to Capella Healthcare, Inc.	$(14.1)	$(8.4)	$8.0	$0.4	$(14.1)

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(15.7)	$(3.9)	$15.2	$(9.8)	$(14.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	(9.8)	—	—	9.8	—
Loss from discontinued operations	—	3.2	0.2	—	3.4
Depreciation and amortization	0.1	21.4	11.0	—	32.5
Amortization of loan costs and bond discount	2.4	—	—	—	2.4
Provision for bad debts	—	74.9	40.4	—	115.3
Loss on refinancing	20.8	—	—	—	20.8
Deferred income taxes	2.3	—	—	—	2.3
Stock-based compensation	0.3	—	—	—	0.3
Gains from mark to market swap valuation	(0.2)	—	—	—	(0.2)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1.2)	(68.7)	(40.9)	—	(110.8)
Inventories	—	(0.2)	(1.1)	—	(1.3)
Prepaid expenses and other current assets	(1.2)	1.0	(0.1)	—	(0.3)
Accounts payable and other current liabilities	(2.7)	(6.0)	0.6	—	(8.1)
Accrued salaries	(3.7)	(1.5)	1.9	—	(3.3)
Accrued interest	23.8	—	—	—	23.8
Other	0.3	(0.2)	—	—	0.1

Net cash provided by operating activities – continuing operations	15.5	20.0	27.2	—	62.7
Net cash provided by operating activities – discontinued operations	—	3.4	(0.2)	—	3.2

Net cash provided by operating activities	15.5	23.4	27.0	—	65.9
Investing activities:
Purchases of property and equipment, net	(0.5)	(18.4)	(5.0)	—	(23.9)
Change in other assets	3.1	(0.5)	(0.3)	—	2.3

Net cash provided by (used in) investing activities – continuing operations	2.6	(18.9)	(5.3)	—	(21.6)
Net cash used in investing activities – discontinued operations	—	(2.2)	—	—	(2.2)

Net cash provided by (used in) investing activities	2.6	(21.1)	(5.3)	—	(23.8)
Financing activities:
Proceeds from long-term debt	—	388.6	105.1	—	493.7
Payment of debt and capital leases	—	(370.9)	(113.6)	—	(484.5)
Advances to (from) Parent	33.0	(19.5)	(12.1)	—	1.4
Payment of debt issue costs	(21.7)	—	—	—	(21.7)
Distributions to non-controlling interests	—	—	(1.3)	—	(1.3)

Net cash provided by (used in) financing activities – continuing operations	11.3	(1.8)	(21.9)	—	(12.4)
Net cash used in financing activities – discontinued operations	—	(1.0)	—	—	(1.0)

Net cash provided by (used in) financing activities	11.3	(2.8)	(21.9)	—	(13.4)

Change in cash and cash equivalents	29.4	(0.5)	(0.2)	—	28.7
Cash and cash equivalents at beginning of year	25.6	(3.7)	(2.3)	—	19.6

Cash and cash equivalents at end of year	$55.0	$(4.2)	$(2.5)	$—	$48.3

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(14.5)	$(25.4)	$16.4	$10.2	$(13.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	10.2	—	—	(10.2)	—
Loss from discontinued operations	—	19.8	0.1	—	19.9
Depreciation and amortization	0.2	21.8	11.7	—	33.7
Amortization of loan costs and bond discount	1.9	0.5	0.4	—	2.8
Provision for bad debts	0.8	46.4	31.0	—	78.2
Deferred income taxes	1.2	—	—	—	1.2
Stock-based compensation	0.8	—	—	—	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.8)	(47.2)	(30.8)	—	(78.8)
Inventories	—	(2.1)	(0.5)	—	(2.6)
Prepaid expenses and other current assets	(0.7)	(4.8)	(0.9)	—	(6.4)
Accounts payable and other current liabilities	3.2	1.3	2.0	—	6.5
Accrued salaries	(0.7)	0.1	(0.4)	—	(1.0)
Accrued interest	(0.4)	—	—	—	(0.4)
Other	(0.1)	0.9	(0.4)	—	0.4

Net cash provided by operating activities – continuing operations	1.1	11.3	28.6	—	41.0
Net cash provided by operating activities – discontinued operations	—	1.9	0.1	—	2.0

Net cash provided by operating activities	1.1	13.2	28.7	—	43.0
Investing activities:
Purchases of property and equipment, net	(0.4)	(17.5)	(14.0)	—	(31.9)
Acquisition of healthcare businesses	(2.7)	—	(31.4)	—	(34.1)
Proceeds from disposition of hospital	—	20.5	—	—	20.5
Change in other assets	—	(1.4)	(0.4)	—	(1.8)

Net cash provided by (used in) investing activities – continuing operations	(3.1)	1.6	(45.8)	—	(47.3)
Net cash used in investing activities – discontinued operations	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	(3.1)	(0.7)	(45.8)	—	(49.6)
Financing activities:
Advances to (from) Parent	(4.6)	(10.5)	17.6	—	2.5
Repurchase of non-controlling interests	—	—	(0.3)	—	(0.3)
Distributions to non-controlling interests	—	—	(1.0)	—	(1.0)

Net cash provided by (used in) financing activities – continuing operations	(4.6)	(10.5)	16.3	—	1.2
Net cash used in financing activities – discontinued operations	—	(0.5)	—	—	(0.5)

Net cash provided by (used in) financing activities	(4.6)	(11.0)	16.3	—	0.7

Change in cash and cash equivalents	(6.6)	1.5	(0.8)	—	(5.9)
Cash and cash equivalents at beginning of year	55.0	(4.2)	(2.5)	—	48.3

Cash and cash equivalents at end of year	$48.4	$(2.7)	$(3.3)	$—	$42.4

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(14.1)	$(8.4)	$9.3	$0.4	$(12.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	0.4	—	—	(0.4)	—
Loss from discontinued operations	—	15.6	—	—	15.6
Depreciation and amortization	0.2	25.5	13.9	—	39.6
Amortization of loan costs	3.0	0.5	0.4	—	3.9
Provision for bad debts	—	51.4	39.8	—	91.2
Deferred income taxes	2.0	—	—	—	2.0
Stock-based compensation	1.0	—	—	—	1.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(62.0)	(42.5)	—	(104.5)
Inventories	—	(0.4)	0.1	—	(0.3)
Prepaid expenses and other current assets	(2.7)	2.5	0.9	—	0.7
Accounts payable and other current liabilities	0.9	0.1	5.7	—	6.7
Accrued salaries	(0.1)	1.0	0.3	—	1.2
Other	0.2	0.3	1.5	—	2.0

Net cash provided by operating activities – continuing operations	(9.2)	26.1	29.4	—	46.3
Net cash provided by operating activities – discontinued operations	—	(2.3)	—	—	(2.3)

Net cash provided by operating activities	(9.2)	23.8	29.4	—	44.0
Investing activities:
Purchases of property and equipment, net	(16.0)	(9.4)	(8.4)	—	(33.8)
Acquisition of healthcare businesses	(26.0)	—	—	—	(26.0)
Proceeds from disposition of hospital	12.4	—	—	—	12.4

Net cash used in investing activities	(29.6)	(9.4)	(8.4)	—	(47.4)
Financing activities:
Repayments of long-term debt	—	(2.7)	—	—	(2.7)
Advances to (from) Parent	29.9	(13.2)	(16.7)	—	—
Repurchase of non-controlling interests	—	—	(1.1)	—	(1.1)
Payment of debt issue costs	—	(0.2)	—	—	(0.2)
Distributions to non-controlling interests	—	—	(1.7)	—	(1.7)

Net cash provided by (used in) financing activities	29.9	(16.1)	(19.5)	—	(5.7)

Change in cash and cash equivalents	(8.9)	(1.7)	1.5	—	(9.1)
Cash and cash equivalents at beginning of year	48.4	(2.7)	(3.3)	—	42.4

Cash and cash equivalents at end of year	$39.5	$(4.4)	$(1.8)	$—	$33.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, as of the 28th day of March, 2013.

CAPELLA HEALTHCARE, INC.

By:	/s/ Daniel S. Slipkovich
Daniel S. Slipkovich
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Daniel S. Slipkovich	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2013
Daniel S. Slipkovich

/s/ Denise W. Warren	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2013
Denise W. Warren

/s/ Steven R. Brumfield	Vice President and Controller (Principal Accounting Officer)	March 28, 2013
Steven R. Brumfield

/s/ J. Thomas Anderson	Director	March 28, 2013
J. Thomas Anderson

/s/ Robert Z. Hensley	Director	March 28, 2013
Robert Z. Hensley

/s/ David S. Katz	Director	March 28, 2013
David S. Katz

/s/ Joseph P. Nolan	Director	March 28, 2013
Joseph P. Nolan

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 2, 2012)

4.4	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Stock Purchase Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.2	Supplement No. 1 to the Stock Purchase Agreement, dated as of April , 2007, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.3	Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.4	Stockholders Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.5	Amendment No. 1 to the Stockholders Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.6	Registration Rights Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.7	Professional Services Agreement, dated as of May 4, 2005, between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

Exhibit Number	Description

10.8	Amendment No. 1 to Professional Services Agreement between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc., dated as of November 30, 2005 (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.9	Loan and Security Agreement, dated June 28, 2010, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Guarantors, certain financial institutions as Lenders, Bank of America, N.A. as Agent and Collateral Agent, Citibank, N.A. as Syndication Agent, Barclays Bank PLC and General Electric Capital Corporation as Co-Documentation Agents and Bank of America Securities LLC and Citigroup Global Markets Inc. as Co-Lead Arrangers and Co-Book Managers (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.10	Form of Joinder to Loan and Security Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.11	Consent Agreement and Amendment No. 1 to Loan Agreement, dated January 27, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on August 3, 2012)

10.12	Consent Agreement and Amendment No. 2 to Loan Agreement, dated June 29, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on August 3, 2012)

10.13	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Daniel S. Slipkovich (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.14	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.15	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.16	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.17	Amendment No. 2 to Senior Management Agreement, dated as of September 1, 2010, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.18	Senior Management Agreement, dated May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and David Andrew Slusser (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.19	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., David Andrew Slusser and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.20	Senior Management Agreement, dated as of October 17, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Denise Wilder Warren (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.21	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

Exhibit Number	Description

10.22	Senior Management Agreement, dated as of May 26, 2009, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Michael Wiechart (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.23	Form of Amendment No. 1 to Senior Management Agreement, dated as of August 24, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

Exhibit Number	Description

10.24	Capella Holdings, Inc. 2006 Stock Option Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.25	Capella Holdings, Inc. Deferred Compensation Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.26	Computer and Data Processing Services Agreement, effective February 21, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.27	Amendment No. 001 to Computer and Data Processing Services Agreement, effective May 5, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.28	Lease Agreement, dated April 3, 2007, by and among Muskogee Medical Center Authority, d/b/a Muskogee Regional Medical Center , Muskogee Regional Medical Center, LLC, and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.29	Form of Redemption Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.30	Senior Management Agreement, dated September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil W. Kunkel (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 11, 2011) *

21	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Definition Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

*	Management compensatory plan or arrangement.
**	Certain information has been omitted pursuant to a confidential treatment request filed with the SEC.
***	Furnished electronically herewith