Form 10-Q
period 2013-03-31
Capella Healthcare, Inc.
filed 2013-05-03
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except share and per share data)

	December 31, 2012 (a)	March 31, 2013
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33.3	$10.0
Accounts receivable, net of allowance for doubtful accounts of $93.6 and $99.6 at December 31, 2012 and March 31, 2013, respectively	123.5	125.7
Inventories	24.8	24.7
Prepaid expenses and other current assets	4.9	6.7
Other receivables	6.6	7.3
Deferred tax assets	1.7	2.3

Total current assets	194.8	176.7
Property and equipment, net	473.6	473.0
Goodwill	136.0	136.0
Intangible assets, net	10.7	11.7
Other assets, net	29.3	27.0

Total assets	$844.4	$824.4

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$31.1	$28.4
Salaries and benefits payable	23.1	23.2
Accrued interest	23.3	11.7
Other accrued liabilities	20.9	19.4
Current portion of long-term debt	8.4	10.2

Total current liabilities	106.8	92.9
Long-term debt	543.4	541.7
Deferred income taxes	14.1	15.5
Other liabilities	30.3	30.1
Redeemable non-controlling interests	21.1	21.1
Due to parent	210.5	210.8
Stockholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	—	—
Retained deficit	(81.8)	(87.7)

Total stockholder’s deficit	(81.8)	(87.7)

Total liabilities and stockholder’s deficit	$844.4	$824.4

(a)	Derived from audited consolidated financial statements

See accompanying notes.

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2013
Revenue before provision for bad debts	$218.2	$212.5
Provision for bad debts	(21.3)	(25.3)

Revenue	196.9	187.2
Costs and expenses:
Salaries and benefits	90.8	89.0
Supplies	29.1	30.8
Other operating expenses	46.9	47.0
Other income	(0.8)	—
Interest, net	13.0	13.9
Depreciation and amortization	8.8	10.6

Total costs and expenses	187.8	191.3

Income (loss) from continuing operations before income taxes	9.1	(4.1)
Income taxes	0.9	1.1

Income (loss) from continuing operations	8.2	(5.2)
Loss from discontinued operations, net of tax	(3.3)	(0.5)

Net income (loss)	4.9	(5.7)
Less: Net income (loss) attributable to non-controlling interests	0.2	(0.1)

Net income (loss) attributable to Capella Healthcare, Inc.	$4.7	$(5.6)

See accompanying notes.

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Three Months Ended March 31, 2013

(Dollars in millions, except for share amounts)

	Common Stock		Retained Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance at December 31, 2012 (a)	100	$—	$(81.8)	$(81.8)
Net loss attributable to Capella Healthcare, Inc. (unaudited)	—	—	(5.6)	(5.6)
Adjustment to redemption value of non-controlling interests	—	—	(0.3)	(0.3)

Balance at March 31, 2013 (unaudited)	100	$—	$(87.7)	$(87.7)

(a)	Derived from audited consolidated financial statements

See accompanying notes.

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2013
Operating activities
Net income (loss)	$4.9	$(5.7)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	3.3	0.5
Depreciation and amortization	8.8	10.6
Amortization of loan costs and debt discount	1.0	1.0
Provision for bad debts	21.3	25.3
Deferred income taxes	0.6	0.8
Stock-based compensation	0.3	0.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(43.6)	(27.6)
Inventories	(0.6)	—
Prepaid expenses and other current assets	3.5	(2.4)
Accounts payable and other current liabilities	4.9	(4.2)
Accrued salaries	3.2	(0.1)
Accrued interest	(11.6)	(11.6)
Other	2.1	0.5

Net cash used in operating activities – continuing operations	(1.9)	(12.6)
Net cash used in operating activities – discontinued operations	(2.1)	(0.5)

Net cash used in operating activities	(4.0)	(13.1)
Investing activities
Acquisition of healthcare businesses	(6.5)	—
Purchases of property and equipment, net	(6.6)	(8.8)
Proceeds from disposition of hospital	1.6	—

Net cash used in investing activities	(11.5)	(8.8)
Financing activities
Payments on capital leases	—	(1.5)
Advances from Parent	0.3	0.3
Distributions to non-controlling interests	(0.8)	(0.2)

Net cash used in financing activities	(0.5)	(1.4)
Change in cash and cash equivalents	(16.0)	(23.3)
Cash and cash equivalents at beginning of period	42.4	33.3

Cash and cash equivalents at end of period	$26.4	$10.0

Supplemental disclosure of cash flow information
Cash paid for interest	$23.3	$24.4

Cash paid for taxes	$—	$0.5

Supplemental disclosure of non-cash information
Capital lease obligations recorded	$—	$1.2

See accompanying notes.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Note 1. Organization and Basis of Presentation

Organization

Capella Healthcare, Inc., a Delaware corporation (the “Company”), is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $7.9 million and $4.8 million for the three months ended March 31, 2012 and 2013, respectively.

Note 3. Fair Value of Financial Instruments

The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at March 31, 2013 as disclosed in Note 8. The estimated fair value of the 9 1/4% Notes at March 31, 2013 was approximately $541.3 million based on the average bid and ask price as quoted by the Company’s administrative agent under the indenture for the 9 1/4% Notes and is categorized as Level 2 within the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”.

Note 4. Revenue Recognition and Accounts Receivable

The Company recognizes revenue before the provision for bad debts, including revenue from in-house patients and patients who have been discharged but not yet billed, in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. The Company has entered into agreements with third-party payors, including government programs and managed care health plans, under which the Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Amounts the Company receives for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as health maintenance organizations, preferred provider organizations and other private insurers, are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the accompanying unaudited condensed consolidated financial statements are recorded at the amount expected to be received.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the three months ended March 31, 2012 and 2013:

	Three months ended March 31,
	2012	2013
Medicare(1)	40.4%	39.7%
Medicaid(1)	16.7	14.4
Managed Care and other	33.2	35.1
Self-Pay	9.7	10.8

Total	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.

The Company derives a significant portion of its revenue before the provision for bad debts from Medicare, Medicaid and other payors that receive discounts from its standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the accompanying unaudited condensed consolidated statements of operations.

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2012 totaled $4.5 million compared to $2.4 million as of March 31, 2013. The net estimated third-party payor settlements are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in increases to revenue of $0.1 million for each of the three months ended March 31, 2012 and 2013. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for bad debts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. The Company considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Accounts written off are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as a source of information to utilize in estimating the collectibility of the Company’s accounts receivable. The Company performs the hindsight analysis on a quarterly basis for all hospitals, utilizing rolling twelve-month accounts receivable collection, write-off, and recovery data. The Company supplements its hindsight analysis with other analytical tools, including, but not limited to, revenue days in accounts receivable, historical cash collections experience and revenue trends by payor classification. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at January 1, 2013	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Period
Three months ended March 31, 2013	$93.6	$25.3	$(19.3)	$99.6

Note 5. Goodwill and Intangible Assets

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

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of October 1, 2012 and did not incur an impairment charge. The Company’s goodwill balance was $136.0 million at December 31, 2012 and March 31, 2013.

The following table presents the components of the Company’s intangible assets at December 31, 2012 and March 31, 2013 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
December 31, 2012	$12.4	$(6.7)	5.7
March 31, 2013	$14.7	$(8.0)	6.7
Non-competition agreements:
December 31, 2012	$4.5	$(0.2)	$4.3
March 31, 2013	$4.5	$(0.2)	$4.3
Indefinite-lived intangible assets:
Certificates of need
December 31, 2012	$0.7	$—	$0.7
March 31, 2013	$0.7	$—	$0.7
Total intangible assets:
December 31, 2012	$17.6	$(6.9)	$10.7
March 31, 2013	$19.9	$(8.2)	$11.7

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company committed to advance a maximum amount of approximately $3.3 million at March 31, 2013. As of December 31, 2012 and March 31, 2013, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $0.7 million and $1.4 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Non-Competition Agreements

The Company has entered into non-competition agreements with certain physicians and other individuals as part of certain acquisitions. To the extent applicable, these non-competition agreements are amortized on a straight-line basis over the terms of the agreements.

Certificates of Need

The construction of new facilities, the acquisition or expansion of existing facilities and the addition of new services and certain equipment at the Company’s facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificates of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. The Company operates hospitals in certain states that have adopted certificate of need laws. If the Company fails to obtain necessary state approval, the Company will not be able to expand its facilities, complete acquisitions or add new services at its facilities in these states. Based on independent appraisals, the Company estimates the fair value of each certificate of need when the Company acquires a hospital. In addition, the Company has determined that these intangible assets have indefinite lives and, accordingly, are not amortized.

Note 6. Income Taxes

The Company had an effective tax rate of approximately 9.9% and 26.8% for the three months ended March 31, 2012 and 2013, respectively. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to indefinite lived deferred tax liabilities.

Note 7. Commitments and Contingencies

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

Note 8. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2012 and March 31, 2013 (in millions):

	December 31, 2012	March 31, 2013
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(4.1)	(3.8)

Total 9 1/4% Notes	$495.9	$496.2
Capital lease obligations	47.5	47.3
MCH promissory note	8.4	8.4

Total debt obligations	$551.8	$551.9
Less current maturities	8.4	10.2

Total	$543.4	$541.7

Refinancing

In June 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, the Company issued $500 million of new 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) and entered into a new senior secured asset-based loan agreement (“ABL”), consisting of a $100 million revolving credit facility maturing in December 2014 (the “2010 Revolving Facility”). The proceeds from the issuance of the 9 1/4% Notes were used to repay the outstanding principal and interest related to the Company’s 2008 bank credit agreement and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

9 1/4% Senior Unsecured Notes

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

At March 31, 2013, the Company had no outstanding loans under the 2010 Revolving Facility. At March 31, 2013, the Company had a borrowing base of $67.1 million, net of outstanding letters of credit of $4.6 million, primarily used as the collateral under the Company’s workers’ compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At March 31, 2013, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period in which the Company has used the greater of 20% of its borrowing base capacity or $15.0 million. At March 31, 2013, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Note 9. Guarantor and Non-Guarantor Supplementary Information

The 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company (as parent issuer) guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three months ended March 31, 2012 and 2013 and as of December 31, 2012 and March 31, 2013:

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended March 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$133.3	$84.9	$—	$218.2
Provision for bad debts	—	(11.1)	(10.2)	—	(21.3)

Revenue	—	122.2	74.7	—	196.9

Costs and expenses:
Salaries and benefits	5.4	52.3	33.1	—	90.8
Supplies	—	15.6	13.5	—	29.1
Other operating expenses	2.5	28.4	16.0	—	46.9
Other income	—	(0.1)	(0.7)	—	(0.8)
Equity in (earnings) losses of affiliates	(9.7)	—	—	9.7	—
Management fees	(4.9)	3.1	1.8	—	—
Interest, net	1.1	8.6	3.3	—	13.0
Depreciation and amortization	—	5.6	3.2	—	8.8

Total costs and expenses	(5.6)	113.5	70.2	9.7	187.8

Income (loss) from continuing operations before income taxes	5.6	8.7	4.5	(9.7)	9.1
Income taxes	0.9	—	—	—	0.9

Income (loss) from continuing operations	4.7	8.7	4.5	(9.7)	8.2
Loss from discontinued operations, net of tax	—	(3.2)	(0.1)	—	(3.3)

Net income (loss)	4.7	5.5	4.4	(9.7)	4.9
Less: Net income attributable to non-controlling interests	—	—	0.2	—	0.2

Net income (loss) attributable to Capella Healthcare, Inc.	$4.7	$5.5	$4.2	$(9.7)	$4.7

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended March 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$128.3	$84.2	$—	$212.5
Provision for bad debts	—	(13.7)	(11.6)	—	(25.3)

Revenue	—	114.6	72.6	—	187.2

Costs and expenses:
Salaries and benefits	3.2	53.3	32.5	—	89.0
Supplies	—	16.4	14.4	—	30.8
Other operating expenses	1.6	28.2	17.2	—	47.0
Equity in (earnings) losses of affiliates	3.8	—	—	(3.8)	—
Management fees	(5.2)	3.4	1.8	—	—
Interest, net	1.1	9.4	3.4	—	13.9
Depreciation and amortization	0.5	6.7	3.4	—	10.6

Total costs and expenses	5.0	117.4	72.7	(3.8)	191.3

Income (loss) from continuing operations before income taxes	(5.0)	(2.8)	(0.1)	3.8	(4.1)
Income taxes	0.6	0.3	0.2	—	1.1

Income (loss) from continuing operations	(5.6)	(3.1)	(0.3)	3.8	(5.2)
Loss from discontinued operations, net of tax	—	(0.5)	—	—	(0.5)

Net income (loss)	(5.6)	(3.6)	(0.3)	3.8	(5.7)
Less: Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)

Net income (loss) attributable to Capella Healthcare, Inc.	$(5.6)	$(3.6)	$(0.2)	$3.8	$(5.6)

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39.5	$(4.4)	$(1.8)	$—	$33.3
Accounts receivable, net	—	77.3	46.2	—	123.5
Inventories	—	14.1	10.7	—	24.8
Prepaid expenses and other current assets	1.4	2.3	1.2	—	4.9
Other receivables	3.5	2.6	0.5	—	6.6
Deferred tax assets	1.7	—	—	—	1.7

Total current assets	46.1	91.9	56.8	—	194.8
Property and equipment, net	10.4	312.4	150.8	—	473.6
Goodwill	136.0	—	—	—	136.0
Intangible assets, net	—	8.1	2.6	—	10.7
Investments in subsidiaries	12.6	—	—	(12.6)	—
Other assets, net	28.4	0.7	0.2	—	29.3

	$233.5	$413.1	$210.4	$(12.6)	$844.4

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.7	$17.3	$13.1	$—	$31.1
Salaries and benefits payable	1.6	12.8	8.7	—	23.1
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.6	5.9	6.4	—	20.9
Current portion of long-term debt	—	8.2	0.2	—	8.4

Total current liabilities	34.2	44.2	28.4	—	106.8
Long-term debt	—	405.9	137.5	—	543.4
Deferred income taxes	14.1	—	—	—	14.1
Other liabilities	29.6	0.5	0.2	—	30.3
Redeemable non-controlling interests	—	—	21.1	—	21.1
Due to parent	237.4	(12.0)	(14.9)	—	210.5
Total stockholder’s deficit	(81.8)	(25.5)	38.1	(12.6)	(81.8)

	$233.5	$413.1	$210.4	$(12.6)	$844.4

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

March 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16.4	$(4.3)	$(2.1)	$—	$10.0
Accounts receivable, net	—	79.8	45.9	—	125.7
Inventories	—	14.1	10.6	—	24.7
Prepaid expenses and other current assets	2.6	2.4	1.7	—	6.7
Other receivables	4.7	2.1	0.5	—	7.3
Deferred tax assets	2.3	—	—	—	2.3

Total current assets	26.0	94.1	56.6	—	176.7

Property and equipment, net	13.6	309.3	150.1	—	473.0

Goodwill	136.0	—	—	—	136.0
Intangible assets, net	—	8.6	3.1	—	11.7
Investments in subsidiaries	8.8	—	—	(8.8)	—
Other assets, net	26.0	1.0	—	—	27.0

	$210.4	$413.0	$209.8	$(8.8)	$824.4

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$2.1	$15.3	$11.0	$—	$28.4
Salaries and benefits payable	1.4	13.9	7.9	—	23.2
Accrued interest	11.7	—	—	—	11.7
Other accrued liabilities	7.2	5.8	6.4	—	19.4
Current portion of long-term debt	—	9.7	0.5	—	10.2

Total current liabilities	22.4	44.7	25.8	—	92.9

Long-term debt	—	404.1	137.6	—	541.7
Deferred income taxes	15.5	—	—	—	15.5
Other liabilities	29.4	0.6	0.1	—	30.1
Redeemable non-controlling interests	—	—	21.1	—	21.1
Due to (from) parent	230.8	(7.3)	(12.7)	—	210.8
Total stockholder’s deficit	(87.7)	(29.1)	37.9	(8.8)	(87.7)

	$210.4	$413.0	$209.8	$(8.8)	$824.4

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Three Months Ended March 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$4.7	$5.5	$4.4	$(9.7)	$4.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(9.7)	—	—	9.7	—
Loss from discontinued operations	—	3.2	0.1	—	3.3
Depreciation and amortization	—	5.6	3.2	—	8.8
Amortization of loan costs and debt discount	1.0	—	—	—	1.0
Provision for bad debts	—	11.1	10.2	—	21.3
Deferred income taxes	0.6	—	—	—	0.6
Stock-based compensation	0.3	—	—	—	0.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	0.8	(29.2)	(15.2)	—	(43.6)
Inventories	—	(0.5)	(0.1)	—	(0.6)
Prepaid expenses and other current assets	0.2	2.6	0.7	—	3.5
Accounts payable and other current liabilities	1.8	4.1	(1.0)	—	4.9
Accrued salaries	2.0	1.6	(0.4)	—	3.2
Accrued interest	(11.6)	—	—	—	(11.6)
Other	0.2	0.6	1.3	—	2.1

Net cash provided by (used in) operating activities – continuing operations	(9.7)	4.6	3.2	—	(1.9)
Net cash used in operating activities – discontinued operations	—	(2.0)	(0.1)	—	(2.1)

Net cash provided by (used in) operating activities	(9.7)	2.6	3.1	—	(4.0)

Investing activities:
Acquisition of healthcare business	(6.5)	—	—		(6.5)
Purchase of property and equipment, net	(4.3)	(1.2)	(1.1)	—	(6.6)
Proceeds from disposition of hospital	1.6	—	—		1.6

Net cash used in investing activities	(9.2)	(1.2)	(1.1)	—	(11.5)

Financing activities:
Advances to (from) Parent	2.4	(1.5)	(0.6)		0.3
Distributions to non-controlling interests	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) financing activities	2.4	(1.5)	(1.4)	—	(0.5)

Change in cash and cash equivalents	(16.5)	(0.1)	0.6	—	(16.0)
Cash and cash equivalents at beginning of period	48.4	(2.7)	(3.3)	—	42.4

Cash and cash equivalents at end of period	$31.9	$(2.8)	$(2.7)	$—	$26.4

Capella Healthcare Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Three Months Ended March 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(5.6)	$(3.6)	$(0.3)	$3.8	$(5.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	3.8	—	—	(3.8)	—
Loss from discontinued operations	—	0.5	—	—	0.5
Depreciation and amortization	0.5	6.7	3.4	—	10.6
Amortization of loan costs and debt discount	0.8	0.1	0.1	—	1.0
Provision for bad debts	—	13.7	11.6	—	25.3
Deferred income taxes	0.8	—	—	—	0.8
Stock-based compensation	0.3	—	—	—	0.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	—	(16.3)	(11.3)	—	(27.6)
Inventories	—	(0.1)	0.1	—	—
Prepaid expenses and other current assets	(2.4)	0.5	(0.5)	—	(2.4)
Accounts payable and other current liabilities	—	(2.1)	(2.1)	—	(4.2)
Accrued salaries	(0.5)	1.2	(0.8)	—	(0.1)
Accrued interest	(11.6)	—	—	—	(11.6)
Other	1.4	(0.5)	(0.4)	—	0.5

Net cash provided by (used in) operating activities – continuing operations	(12.5)	0.1	(0.2)	—	(12.6)
Net cash used in operating activities –discontinued operations	—	(0.5)	—	—	(0.5)

Net cash used in operating activities	(12.5)	(0.4)	(0.2)	—	(13.1)

Investing activities:
Purchase of property and equipment, net	(3.7)	(2.8)	(2.3)	—	(8.8)

Net cash used in investing activities	(3.7)	(2.8)	(2.3)	—	(8.8)

Financing activities:
Payments on capital leases	—	(1.4)	(0.1)		(1.5)
Advances to (from) Parent	(6.9)	4.7	2.5		0.3
Distributions to non-controlling interests	—	—	(0.2)	—	(0.2)

Net cash provided by (used in) financing activities	(6.9)	3.3	2.2	—	(1.4)

Change in cash and cash equivalents	(23.1)	0.1	(0.3)	—	(23.3)
Cash and cash equivalents at beginning of period	39.5	(4.4)	(1.8)	—	33.3

Cash and cash equivalents at end of period	$16.4	$(4.3)	$(2.1)	$—	$10.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and accompanying notes included elsewhere in this report and (ii) our consolidated financial statements and accompanying notes and discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”). We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes. Unless the context requires otherwise, Capella Healthcare, Inc. and its subsidiaries are referred to in this section as “Capella,” the “Company,” “we,” “us” and “our.”

This report and other materials the Company has filed or may file with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made, or to be made, by senior management of the Company, contain, or will contain, disclosures that are “forward-looking statements,” which are intended to be covered by the safe harbors created by federal securities laws. Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this discussion by use of words, including but not limited to, “may,” “believe,” “will,” “should,” “expect,” “estimate,” “anticipate,” “intend,” and “plan.” These statements are based upon estimates and assumptions made by Capella’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. Except as required by law, we undertake no obligation to update publicly or to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; future financial performance and condition; industry and general economic trends, changes to reimbursement, patient volumes and related revenue; potential adjustments to reimbursement amounts; our compliance with new and existing laws and regulations, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the impact of bad debt expenses; compliance with and anticipated revenue from Medicare and Medicaid electronic health records (“EHR”) incentive payments; future liquidity and capital resources; and existing and future debt.

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Any factor described in this report and the 2012 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or the 2012 Annual Report on Form 10-K that could also cause results to differ from our expectations. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in six states. As of March 31, 2013, we operated 12 acute care hospitals (eleven of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,574 licensed beds. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Industry Trends and Developments

The following sections discuss recent trends and developments that we believe impact our current and/or future operating results and cash flows. Certain of these trends and developments apply to the entire hospital industry, while others may apply to us more specifically. These trends and developments could be short-term in nature or could require long-term attention and resources. While these trends and developments may involve certain factors that are outside of our control, the extent to which they affect our hospitals and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012 or will become effective in 2013. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so would result in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three months ended March 31, 2012, we recognized $0.8 million of other income related to estimated EHR incentive payments. We did not recognize any income related to EHR during the three months ended March 31, 2013. We currently estimate that at a minimum the total costs incurred to comply will be recovered through this initiative.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to be, significantly revised based on cost containment and policy considerations. The Centers for Medicare and Medicaid Services (“CMS”) has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective.

Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”), which was enacted on January 1, 2013, require further reductions in Medicare payments. ATRA also requires CMS to recoup $11 billion from Inpatient Prospective Payment System (“IPPS”) payments in federal fiscal year (“FFY”) 2014 through FFY 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes represent overpayments resulting from documentation and coding adjustments from the implementation of the MS-DRG system. CMS has not yet indicated how or when the additional adjustments required by ATRA will be implemented. The Budget Control Act of 2011 (“BCA”) also imposes a 2% reduction in Medicare spending effective as of April 1, 2013. The BCA’s automatic spending reductions, known as “sequestration,” will cut $85 billion this fiscal year. The spending cuts are projected to reduce Medicare spending by 2%, or $9.9 billion. In addition, Congress could pass a new budget bill or take other action that could reduce Medicare spending by a different amount or that could impose additional restrictions on Medicare programs, which could reduce the revenue we receive from governmental payment programs

On April 10, 2013, President Obama released his proposed budget for FFY 2014 (the “Proposed Budget”). The ProposedBudget would replace the BCA’s automatic spending reductions for the Medicare program for 2014 with $400 billion inMedicare and Medicaid spending cuts over the next 10 years. The Proposed Budget would achieve these reductions by,among other things, reducing Medicare coverage of bad debts, modifying graduate medical education payments, reducing payments to critical access hospitals, reducingpayments to inpatient rehabilitation and skilled nursing facilities, and increasing financial liabilities for certain Medicarebeneficiaries. In regards to Medicaid, the Proposed Budget would, among other things, limit Medicaid reimbursement of durable medical equipment, target adjustments in prescription drug financing, and modifying the methodology for determine future state DSH allotments. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On April 26, 2013, CMS issued its proposed IPPS rule for FFY2014 (the “Proposed Rule”), which begins October 1, 2013. Among other things, the Proposed Rule would provide for a payment increase of 0.8% for hospitals that successfully report the quality measures for CMS’s Inpatient Quality Reporting Program in FFY 2014, and a payment rate reduction of 1.2% for those that do not. The update is based on a proposed hospital market value increase of 2.5%, which is reduced by a multi-factorproductivity adjustment of 0.4% and an additional 0.3% as required by the Affordable Care Act. In addition, the update is also reduced by a documentation and coding adjustment of 0.8% as required by ATRA and an additional 0.2% to offset the cost of proposed changes to CMS’s admission and medical review criteria for inpatient services. CMS has indicated that it expects to make similar documentation and coding adjustments in FFYs 2015, 2016 and 2017 in order to recover the full amounts required to be recoupled by ATRA.

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

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, HHS will reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. For FFY 2014, CMS is proposing to increase the applicable reductions to 1.25%. CMS will evaluate hospitals’ performance during a performance period and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. Also beginning in FFY 2013, hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Each hospital’s performance will be publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in federal fiscal year 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive 99% of what they would otherwise be paid under the IPPS. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. For calendar year 2013, CMS issued a final rule that would have, in the absence of Congressional action, imposed an overall reduction of 26.5% in the conversion factor used to calculate payment for physician services after January 1, 2013 due to the SGR. The ATRA delayed application of the reduction and current Medicare payment rates through December 31, 2013. We cannot predict whether Congress will implement additional fixes to the PFS in the future, whether Congress will enact legislation to avoid or prevent application of SGR reductions in the future, and how payment for the current fix will impact our revenues. If the payment reduction is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

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

On January 17, 2013, HHS issued a final rulewhich, among other things, made final modifications to the HIPAA Privacy, Security, and Enforcement Rules mandated by theHITECH Act; adopted changes to the HIPAA Enforcement Rule to incorporate the increased and tiered civil money penalty structureprovided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information which replacesthe breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA Privacy Rule as required by the Genetic Information Nondiscrimination Act (GINA). The new rules are effective as of March 26, 2013. Our facilities must comply with the applicable requirements of the Final HIPAA Rule by September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014. We cannot yet quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. For the three months ended March 31, 2013, our uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 22.5%, compared to 21.4% during the same prior year period.

We anticipate that if we experience further growth in uninsured volume and revenue, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2012 and March 31, 2013:

December 31, 2012	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.5%	0.8%	0.5%	27.8%
Medicaid(1)	6.1	0.6	0.5	7.2
Managed Care and Other	18.2	1.8	0.6	20.6
Self-Pay(2)	11.4	9.7	23.3	44.4

Total	62.2%	12.9%	24.9%	100.0%

March 31, 2013	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	27.6%	0.6%	0.7%	28.9%
Medicaid(1)	6.6	0.5	0.5	7.6
Managed Care and Other	17.7	1.7	0.8	20.2
Self-Pay(2)	10.7	9.0	23.6	43.3

Total	62.6%	11.8%	25.6%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

The volume of self-pay accounts receivable remains sensitive to a combination of factors, including price increases, acuity of services, higher levels of insured patient co-payments and deductibles, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented a number of practices to mitigate bad debt expense and increase collections, including our uninsured discount program, increased focus on upfront cash collections, incentive plans for our hospitals’ financial counselors and registration personnel, increased focus on payment plans with non-emergent patients, among other efforts. Despite these practices, we believe bad debts will remain a significant risk for us and the rest of the hospital industry.

Revenue/Volume Trends

Our revenue depends upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

The primary sources of our revenue before the provision for bad debts include various managed care payors, including managed Medicare and managed Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and patients themselves. We are typically paid less than our gross charges, regardless of the payor source, and report revenue before the provision for bad debts to reflect contractual adjustments and other allowances required by managed care providers and federal and state agencies. Our revenue for the three months ended March 31, 2013 was impacted by the following items.

Revenue for the three months ended March 31, 2013 decreased 4.9% to $187.2 million, compared to $196.9 million in the same prior year period.

The three months ended March 31, 2012 included approximately $7.0 million of revenue related to the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP, in which our Oklahoma hospitals participate. SHOPP allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. Revenue from this assessment is used to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. On January 17, 2012, CMS approved SHOPP with an effective date of July 1, 2011. Based on the approval date of January 17, 2012, we recorded the $7.0 million of revenue related to SHOPP from July 1, 2011 through December 31, 2011 during the three months ended March 31, 2012. This approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles.

The three months ended March 31, 2012 also included approximately $6.6 million of revenue related to the industry-wide rural floor provision settlement litigation. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals and to calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation was settled effective April 5, 2012.

Excluding the approximately $13.6 million of revenue related to both SHOPP and the rural floor settlement described above, our revenue for the three months ended March 31, 2013 increased $3.9 million, or 2.1%, compared to the prior year quarter.

Admissions and adjusted admissions decreased 1.0% and 1.5%, respectively, for the three months ended March 31, 2013, compared to the same prior year period. Our inpatient surgeries increased 2.9% for the three months ended March 31, 2013, compared to the same prior year period. The increase in inpatient surgeries was driven by an increase in orthopedic procedures at our hospitals. We also experienced an increase in outpatient surgeries of 0.7% for the three months ended March 31, 2013, compared to the same prior year period. We believe that our hospital volumes were negatively impacted, in part, by the impact of continued high unemployment and patient decisions to defer or cancel elective, general primary care and other non-emergent healthcare procedures.

We believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to patient care excellence and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue after the provision for bad debts by payor for the three months ended March 31, 2012 and 2013:

	Three Months Ended March 31,
	2012	2013
Medicare(1)	44.3%	44.8%
Medicaid(1)(2)	18.4%	16.5%
Managed Care and Other	35.1%	38.0%
Self-pay	2.2%	0.7%

Total	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The decrease in Medicaid revenue as a percentage of the total is due to the inclusion of approximately $7.0 million of SHOPP revenue in the prior year period, as described previously.

Revenue per adjusted admission decreased 3.5% for the three months ended March 31, 2013, compared to the same prior year period. The change in our revenue per adjusted admission was impacted by the prior year quarter revenue recognized from SHOPP and the rural floor provision settlement discussed previously. Excluding the revenue related to SHOPP and the rural floor settlement, our revenue per adjusted admission increased 3.7% for the three months ended March 31, 2013, compared to the same prior year period. The increase is primarily due to an increase in acuity during the quarter with our Medicare case mix index increasing 2.9%, and the impact of an increased number of higher reimbursement cases such as orthopedics.

See “Item 1 — Business — Sources of Revenue” and “Item 1 — Business — Government Regulation and Other Factors”, included in the 2012 Annual Report on Form 10-K, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Affordable Care Act is also addressed in the 2012 Annual Report on Form 10-K.

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

Our critical accounting estimates are more fully described in the 2012 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2012.

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Continuing operations:(1)

Admissions(2)	11,582	11,466
Adjusted admissions(3)	24,220	23,860
Revenue per adjusted admission(6)	$8,130	$7,846
Inpatient surgeries	2,408	2,477
Outpatient surgeries(4)	5,765	5,807
Emergency room visits(5)	56,830	59,999

(1)	Excludes all operations included in discontinued operations.
(2)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(3)	Adjusted admissions are used as general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(4)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(5)	Represents the total number of hospital-based emergency room visits.
(6)	Revenue per adjusted admission for the three months ended March 31, 2012, includes the approximately $13.6 million of revenue related to the prior period SHOPP and rural floor settlement described previously.

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three months ended March 31, 2012 and 2013, respectively.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013
	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$218.2	110.8%	$212.5	113.5%
Provision for bad debts	(21.3)	(10.8)%	(25.3)	(13.5)%

Revenue	196.9	100.0%	187.2	100.0%

Costs and expenses:
Salaries and benefits	90.8	46.1%	89.0	47.5%
Supplies	29.1	14.8%	30.8	16.5%
Other operating expenses	46.9	23.8%	47.0	25.1%
Other income	(0.8)	(0.4)%	—	—
Interest, net	13.0	6.6%	13.9	7.4%
Depreciation and amortization	8.8	4.5%	10.6	5.6%

Total costs and expense	187.8	95.4%	191.3	102.1%

Income (loss) from continuing operations before income taxes	9.1	4.6%	(4.1)	(2.1)%
Income taxes	0.9	0.5%	1.1	0.6%

Income (loss) from continuing operations	8.2	4.2%	(5.2)	(2.7)%
Loss from discontinued operations, net of tax	(3.3)	(1.7)%	(0.5)	(0.3)%

Net income (loss)	$4.9	2.5%	$(5.7)	(3.0)%

Less: Net income (loss) attributable to non-controlling interests	0.2	0.1%	(0.1)	(0.1)%

Net income (loss) attributable to Capella Healthcare, Inc.	$4.7	2.4%	$(5.6)	(2.9)%

Three Months Ended March 31, 2013 Compared to March 31, 2012

As noted previously, our results for the three months ended March 31, 2012 were impacted by SHOPP and the rural floor settlement. During the three months ended March 31, 2012, we recorded revenue and expenses related to the prior period (July 1, 2011 to December 31, 2011) SHOPP program and the rural floor provision settlement of $13.6 million and $5.1 million, respectively. For comparability purposes, the following table presents summaries of our results of operations for the three months ended March 31, 2012 and 2013, respectively, with the three months ended March 31, 2012 adjusted to exclude the impact of revenue and expenses related to the prior period SHOPP program and rural floor provision settlement.

Results of Operations Adjusted for Impact of SHOPP and Rural Floor on the Three Months Ended March 31, 2012

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2013
	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$204.6	111.6%	$212.5	113.5%
Provision for bad debts	(21.3)	(11.6)%	(25.3)	(13.5)%

Revenue	183.3	100.0%	187.2	100.0%

Costs and expenses:
Salaries and benefits	88.6	48.3%	89.0	47.5%
Supplies	29.1	15.9%	30.8	16.5%
Other operating expenses	44.0	24.0%	47.0	25.1%
Other income	(0.8)	(0.4)%	—	—
Interest, net	13.0	7.1%	13.9	7.4%
Depreciation and amortization	8.8	4.8%	10.6	5.6%

Total costs and expense	182.7	99.7%	191.3	102.1%

Income (loss) from continuing operations before income taxes	0.6	0.3%	(4.1)	(2.1)%
Income taxes	0.9	0.5%	1.1	0.6%

Income (loss) from continuing operations	(0.3)	(0.2)%	(5.2)	(2.7)%
Loss from discontinued operations, net of tax	(3.3)	(1.8)%	(0.5)	(0.3)%

Net income (loss)	$(3.6)	(2.0)%	$(5.7)	(3.0)%

Less: Net income (loss) attributable to non-controlling interests	0.2	0.1%	(0.1)	(0.1)%

Net income (loss) attributable to Capella Healthcare, Inc.	$(3.8)	(2.1)%	$(5.6)	(2.9)%

The period-over-period discussion below is based on the table above, adjusted for the impact on the prior year period of SHOPP and the rural floor settlement.

Revenue. Revenue for the three months ended March 31, 2013 was $187.2 million, an increase of $3.9 million, or 2.1%, over the prior year period. The increase in revenue was due to an increase in revenue per adjusted admissions of 3.7%, offset by a decline in adjusted admissions of approximately1.5%.

Our revenue also was affected by an increase in our provision for bad debts, which was up $4.0 million, or 18.8% compared to the prior year period. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes. Self-pay admissions were 5.5% of total admissions, compared to 5.8% in the prior year period.

Salaries and benefits. Salaries and benefits for the three months ended March 31, 2013 was $89.0 million, or 47.5% of revenue, compared to $88.6 million, or 48.3% of revenue in the prior year period. The improvement in our salaries and benefits margin was due primarily to an improvement in employee medical claims experience.

Supplies. Supplies expense for the three months March 31, 2013 was $30.8 million, or 16.5% of revenue, compared to $29.1 million, or 15.9% of revenue in the prior year period. The change in our supplies margin was due primarily to the increase in supply intensive inpatient and outpatient surgical cases.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the three months ended March 31, 2013 was $47.0 million, or 25.1% of revenue, compared to $44.0 million, or 24.0% of revenue in the prior year period. The increase in our other operating expenses margin is due to an increase in professional fees and contract services generated by hospitalist programs and new service lines at our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. We did not recognize any income related to EHR incentive payments during the three months ended March 31, 2013. For the three months ended March 31, 2012, we recognized approximately $0.8 million of incentive reimbursements.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2013 was $10.6 million, or 5.6% of revenue, compared to $8.8 million, or 4.8% of revenue in the prior year period. The increase in depreciation and amortization expense is due primarily to the increased amount of fixed assets acquired through acquisitions over the past year along with the implementation of information technology equipment compared to the prior year period in order to achieve EHR incentive payments.

Income taxes. Our effective tax rate from continuing operations was approximately 26.8% for the three months ended March 31, 2013 compared to 9.9% for the same prior year period, based on results including the impact of the rural floor settlement and SHOPP. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the three months ended March 31, 2012 and 2013.

	Three Months Ended March 31,
	2012	2013
	(In millions)
Cash used in operating activities	$(4.0)	$(13.1)
Cash used in investing activities	(11.5)	(8.8)
Cash used in financing activities	(0.5)	(1.4)

Operating Activities

Cash used in operating activities was $13.1 million for the three months ended March 31, 2013, compared to cash of $4.0 million used in the prior year period. The $9.1 million decrease in operating cash flows was due primarily to prior year SHOPP as discussed previously. We received approximately $7.0 million of cash related to the prior year SHOPP program for the period of July 1, 2011 through December 31, 2011 which was recorded during the three months ended March 31, 2012. Excluding the $7.0 million of cash received in the prior year period, our operating cash flows decreased approximately $2.1 million.

At March 31, 2013, we had working capital of $83.8 million, including cash and cash equivalents of $10.0 million, compared to working capital at December 31, 2012 of $88.0 million, including cash and cash equivalents of $33.3 million.

Investing Activities

Cash used in investing activities was $8.8 million for the three months ended March 31, 2013 compared to $11.5 million for the three months ended March 31, 2012. Capital expenditures for the three months ended March 31, 2013 were $8.8 million compared to $6.6 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, we spent approximately $3.5 million on information technology, $4.2 million on growth capital, with the remainder on routine capital.

Financing Activities

Cash flows used in financing activities was $1.4 million for the three months ended March 31, 2013, compared to $0.5 million for the three months ended March 31, 2012. We paid approximately $1.5 million on our capital lease obligations during the three months ended March 31, 2013.

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

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2012 and March 31, 2013, we were in compliance with all debt covenants that were subject to testing at such dates.

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

We had $33.3 million and $10.0 million of cash and cash equivalents as of December 31, 2012 and March 31, 2013, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. The majority of our cash and cash equivalents is held in accounts in excess of federally-insured limits and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

Obligations and Commitments

During the three months ended March 31, 2013, there were no material changes in our contractual obligations as presented in the 2012 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2013, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Steven R. Brumfield
Steven R. Brumfield
Vice President and Controller
(principal accounting officer and authorized officer)

Date: May 3, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.