Form 10-Q
period 2013-06-30
Capella Healthcare, Inc.
filed 2013-08-02
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 2, 2013, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(Dollars in millions, except per share data)

	December 31, 2012 (a)	June 30, 2013
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33.3	$20.6
Accounts receivable, net of allowance for doubtful accounts of $93.6 and $101.8 at December 31, 2012 and June 30, 2013, respectively	123.5	128.8
Inventories	24.8	24.6
Prepaid expenses and other current assets	4.9	6.5
Other receivables	6.6	5.9
Deferred tax assets	1.7	2.0

Total current assets	194.8	188.4
Property and equipment, net	473.6	479.2
Goodwill	136.0	135.4
Intangible assets, net	10.7	10.7
Other assets, net	29.3	26.5

Total assets	$844.4	$840.2

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$31.1	$28.4
Salaries and benefits payable	23.1	21.5
Accrued interest	23.3	23.3
Other accrued liabilities	20.9	22.4
Current portion of long-term debt	8.4	14.2

Total current liabilities	106.8	109.8
Long-term debt	543.4	547.8
Deferred income taxes	14.1	16.0
Other liabilities	30.3	29.9
Redeemable non-controlling interests	21.1	20.9
Due to Parent	210.5	210.7
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	—	—
Retained deficit	(81.8)	(94.9)

Total stockholder’s deficit	(81.8)	(94.9)

Total liabilities and stockholder’s deficit	$844.4	$840.2

(a)	Derived from audited consolidated financial statements

See accompanying notes.

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue before provision for bad debts	$208.2	$212.2	$426.4	$424.7
Provision for bad debts	(23.9)	(26.7)	(45.2)	(52.0)

Revenue	184.3	185.5	381.2	372.7
Costs and expenses:
Salaries and benefits	85.8	87.2	176.6	176.2
Supplies	28.7	30.0	57.8	60.8
Other operating expenses	46.4	49.2	93.3	96.2
Other income	(0.4)	(0.5)	(1.2)	(0.5)
Management fees	0.1	0.1	0.1	0.1
Interest, net	12.9	13.3	25.9	27.2
Depreciation and amortization	8.8	11.5	17.6	22.1

Total costs and expenses	182.3	190.8	370.1	382.1

Income (loss) from continuing operations before income taxes	2.0	(5.3)	11.1	(9.4)
Income taxes	0.9	1.3	1.8	2.4

Income (loss) from continuing operations	1.1	(6.6)	9.3	(11.8)
Loss from discontinued operations, net of tax	(2.4)	(0.1)	(5.7)	(0.6)

Net income (loss)	(1.3)	(6.7)	3.6	(12.4)
Less: Net income (loss) attributable to non-controlling interests	—	(0.2)	0.2	(0.3)

Net income (loss) attributable to Capella Healthcare, Inc.	$(1.3)	$(6.5)	$3.4	$(12.1)

See accompanying notes.

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Six Months Ended June 30, 2013

(In millions, except for share amounts)

				Total
	Common Stock		Retained	Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2012 (a)	100	$—	$(81.8)	$(81.8)
Net loss attributable to Capella Healthcare, Inc. (unaudited)	—	—	(12.1)	(12.1)
Adjustment to redemption value of non-controlling interests	—	—	(1.0)	(1.0)

Balance at June 30, 2013 (unaudited)	100	$—	$(94.9)	$(94.9)

(a)	Derived from audited consolidated financial statements

See accompanying notes.

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2012	2013
Operating activities
Net income (loss)	$3.6	$(12.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	5.7	0.6
Depreciation and amortization	17.6	22.1
Amortization of loan costs and debt discount	2.0	2.0
Provision for bad debts	45.2	52.0
Deferred income taxes	1.2	1.6
Stock-based compensation	0.5	0.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(57.1)	(57.6)
Inventories	(0.6)	0.2
Prepaid expenses and other current assets	3.6	(0.8)
Accounts payable and other current liabilities	3.8	(0.1)
Accrued salaries	(1.4)	(2.1)
Accrued interest	—	—
Other	1.6	0.6

Net cash provided by operating activities – continuing operations	25.7	6.6
Net cash used in operating activities – discontinued operations	(2.1)	(0.6)

Net cash provided by operating activities	23.6	6.0
Investing activities
Acquisition of healthcare businesses	(6.5)	—
Purchases of property and equipment, net	(17.5)	(15.4)
Proceeds from disposition of hospital	1.6	—

Net cash used in investing activities	(22.4)	(15.4)
Financing activities
Payments on capital leases	—	(2.5)
Advances (to) from Parent	(1.0)	0.1
Distributions to non-controlling interests	(0.9)	(0.7)
Repurchase of non-controlling interests	(1.1)	(0.2)

Net cash used in financing activities	(3.0)	(3.3)

Change in cash and cash equivalents	(1.8)	(12.7)
Cash and cash equivalents at beginning of period	42.4	33.3

Cash and cash equivalents at end of period	$40.6	$20.6

Supplemental disclosure of cash flow information
Cash paid for interest	$23.6	$25.5

Cash paid for taxes	$0.4	$1.3

Supplemental disclosure of non-cash information
Capital lease obligations recorded	$—	$12.2

See accompanying notes.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

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

Note 2. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $4.4 million and $6.4 million for the three months ended June 30, 2012 and 2013, respectively, and $12.3 million and $11.2 million for the six months ended June 30, 2012 and 2013, respectively. Acquisition-related costs are included in our corporate overhead costs. Acquisition-related costs were $1.3 million and $1.7 million for the three months ended June 30, 2012 and 2013, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2012 and 2013, respectively.

Note 3. Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at June 30, 2013 as disclosed in Note 8. The estimated fair value of the 9 1/4% Notes at June 30, 2013 was approximately $535.0 million based on the average bid and ask price as quoted by the Company’s administrative agent under the indenture for the 9 1/4% Notes and is categorized as Level 2 within the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.”

Note 4. Revenue Recognition and Accounts Receivable

The Company recognizes revenue before the provision for bad debts, including revenue from in-house patients and patients who have been discharged but not yet billed, in the period in which services are performed. Accounts receivable primarily consist of amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. The Company has entered into agreements with third-party payors, including government programs and managed care health plans, under which the Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Amounts the Company receives for treatment of patients covered by governmental programs such as Medicare and Medicaid and other third-party payors, such as health maintenance organizations, preferred provider organizations and other private insurers, are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the accompanying unaudited condensed consolidated financial statements are recorded at the amount expected to be received.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the three and six months ended June 30, 2012 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2012	2013	2012	2013
Medicare(1)	39.8%	38.0%	40.0%	38.9%
Medicaid(1)	14.2	14.5	15.5	14.5
Managed Care and other	35.5	35.6	34.4	35.3
Self-Pay	10.5	11.9	10.1	11.3

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2012 totaled $4.5 million compared to $4.6 million as of June 30, 2013. The net estimated third-party payor settlements are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2012 and 2013, the net adjustments to estimated cost report settlements resulted in an increase and decrease to revenue of $1.2 million and $0.6 million, respectively. For the six months ended June 30, 2012 and 2013, the net adjustments to estimated cost report settlements resulted in an increase and decrease to revenues of $1.1 million and $0.5 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for bad debts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. The Company considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Accounts written off are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as one source of information to utilize in

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

estimating the collectability of the Company’s accounts receivable. The Company performs the hindsight analysis on a quarterly basis for all hospitals, utilizing rolling twelve-month accounts receivable collection, write-off, and recovery data. The Company supplements its hindsight analysis with other analytical tools, including, but not limited to, revenue days in accounts receivable, historical cash collections experience and revenue trends by payor classification. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balance at January 1, 2013	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Period
Six months ended June 30, 2013	$93.6	$52.0	$(43.8)	$101.8

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

The following table presents a roll-forward of the Company’s goodwill for the six months ended June 30, 2013 (in millions):

Goodwill

Balance at January 1, 2013	$136.0
Adjustment to goodwill related to prior acquisitions	(0.6)

Balance at June 30, 2013	$135.4

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

The following table presents the components of the Company’s intangible assets at December 31, 2012 and June 30, 2013 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
December 31, 2012	$12.0	$(6.2)	5.7
June 30, 2013	$14.0	$(8.2)	5.8
Non-competition agreements:
December 31, 2012	$4.5	$(0.2)	$4.3
June 30, 2013	$4.5	$(0.3)	$4.2
Indefinite-lived intangible assets:
Certificates of need
December 31, 2012	$0.7	$—	$0.7
June 30, 2013	$0.7	$—	$0.7
Total intangible assets:
December 31, 2012	$17.6	$(6.9)	$10.7
June 30, 2013	$19.2	$(8.5)	$10.7

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company committed to advance a maximum amount of approximately $3.7 million at June 30, 2013. As of December 31, 2012 and June 30, 2013, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $0.7 million and $1.0 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Note 6. Income Taxes

The Company had an effective tax rate of approximately 45.0% and 24.5% for the three months ended June 30, 2012 and 2013, respectively, and 16.2% and 25.5% for the six months ended June 30, 2012 and 2013, respectively. Due to the Company’s valuation allowance, effective tax rate bears no relationship to pre-tax income.

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

Note 8. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2012 and June 30, 2013 (in millions):

	December 31, 2012	June 30, 2013
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(4.1)	(3.6)

Total 9 1/4% Notes	$495.9	$496.4
Capital lease obligations	47.5	57.2
Other	8.4	8.4

Total debt obligations	$551.8	$562.0
Less current maturities	8.4	14.2

Total	$543.4	$547.8

Refinancing

In June 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, the Company issued $500 million of the 9 1/4% Notes and entered into a new senior secured asset-based loan agreement (the “ABL”), consisting of a $100 million revolving credit facility maturing in December 2014 (the “2010 Revolving Facility”). The proceeds from the issuance of the 9 1/4% Notes were used to repay the outstanding principal and interest related to the Company’s 2008 bank credit agreement and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

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

At June 30, 2013, the Company had no outstanding loans under the 2010 Revolving Facility. At June 30, 2013, the Company had a borrowing base of $69.3 million, net of outstanding letters of credit of $4.6 million, primarily used as the collateral under the Company’s workers’ compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At June 30, 2013, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period in which the Company has used the greater of 20% of its borrowing base capacity or $15.0 million. At June 30, 2013, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Note 9. Guarantor and Non-Guarantor Supplementary Information

The 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and six months ended June 30, 2012 and 2013 and as of December 31, 2012 and June 30, 2013:

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended June 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$125.6	$82.6	$—	$208.2
Provision for bad debts	—	(12.6)	(11.3)	—	(23.9)

Revenue	—	113.0	71.3	—	184.3
Costs and expenses:
Salaries and benefits	3.1	50.6	32.1	—	85.8
Supplies	—	15.4	13.3	—	28.7
Other operating expenses	1.3	28.4	16.7	—	46.4
Other income	—	(0.3)	(0.1)	—	(0.4)
Equity in (earnings) losses of affiliates	(0.3)	—	—	0.3	—
Management fees	(4.8)	3.0	1.9	—	0.1
Interest, net	1.2	8.6	3.1	—	12.9
Depreciation and amortization	0.1	5.3	3.4	—	8.8

Total costs and expenses	0.6	111.0	70.4	0.3	182.3
Income (loss) from continuing operations before income taxes	(0.6)	2.0	0.9	(0.3)	2.0
Income taxes	0.7	0.1	0.1	—	0.9

Income (loss) from continuing operations	(1.3)	1.9	0.8	(0.3)	1.1
Income (loss) from discontinued operations	—	(2.6)	0.2	—	(2.4)

Net income (loss)	(1.3)	(0.7)	1.0	(0.3)	(1.3)
Less: Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Capella Healthcare, Inc.	$(1.3)	$(0.7)	$1.0	$(0.3)	$(1.3)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended June 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$128.3	$83.9	$—	$212.2
Provision for bad debts	—	(15.3)	(11.4)	—	(26.7)

Revenue	—	113.0	72.5	—	185.5
Costs and expenses:
Salaries and benefits	3.4	52.5	31.3	—	87.2
Supplies	—	16.2	13.8	—	30.0
Other operating expenses	3.0	28.4	17.8	—	49.2
Other income	—	(0.5)	—	—	(0.5)
Equity in (earnings) losses of affiliates	1.7	—	—	(1.7)	—
Management fees	(5.2)	3.4	1.9	—	0.1
Interest, net	1.3	8.8	3.2	—	13.3
Depreciation and amortization	1.5	6.5	3.5	—	11.5

Total costs and expenses	5.7	115.3	71.5	(1.7)	190.8
Income (loss) from continuing operations before income taxes	(5.7)	(2.3)	1.0	1.7	(5.3)
Income taxes	0.8	—	0.5	—	1.3

Income (loss) from continuing operations	(6.5)	(2.3)	0.5	1.7	(6.6)
Loss from discontinued operations	—	—	(0.1)	—	(0.1)

Net income (loss)	(6.5)	(2.3)	0.4	1.7	(6.7)
Less: Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to Capella Healthcare, Inc.	$(6.5)	$(2.3)	$0.6	$1.7	$(6.5)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Six Months Ended June 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$258.9	$167.5	$—	$426.4
Provision for bad debts	—	(23.7)	(21.5)	—	(45.2)

Revenue	—	235.2	146.0	—	381.2
Costs and expenses:
Salaries and benefits	8.5	102.9	65.2	—	176.6
Supplies	—	31.0	26.8	—	57.8
Other operating expenses	3.8	56.8	32.7	—	93.3
Other income	—	(0.4)	(0.8)	—	(1.2)
Equity in (earnings) losses of affiliates	(10.0)	—	—	10.0	—
Management fees	(9.7)	6.1	3.7	—	0.1
Interest, net	2.3	17.2	6.4	—	25.9
Depreciation and amortization	0.1	10.9	6.6	—	17.6

Total costs and expenses	(5.0)	224.5	140.6	10.0	370.1
Income (loss) from continuing operations before income taxes	5.0	10.7	5.4	(10.0)	11.1
Income taxes	1.6	0.1	0.1	—	1.8

Income (loss) from continuing operations	3.4	10.6	5.3	(10.0)	9.3
Income (loss) from discontinued operations	—	(5.8)	0.1	—	(5.7)

Net income (loss)	3.4	4.8	5.4	(10.0)	3.6
Less: Net income attributable to non-controlling interests	—	—	0.2	—	0.2

Net income (loss) attributable to Capella Healthcare, Inc.	$3.4	$4.8	$5.2	$(10.0)	$3.4

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Six Months Ended June 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$256.6	$168.1	$—	$424.7
Provision for bad debts	—	(29.0)	(23.0)	—	(52.0)

Revenue	—	227.6	145.1	—	372.7
Costs and expenses:
Salaries and benefits	6.6	105.8	63.8	—	176.2
Supplies	—	32.6	28.2	—	60.8
Other operating expenses	4.6	56.6	35.0	—	96.2
Other income	—	(0.5)	—	—	(0.5)
Equity in (earnings) losses of affiliates	5.5	—	—	(5.5)	—
Management fees	(10.4)	6.8	3.7	—	0.1
Interest, net	2.4	18.2	6.6	—	27.2
Depreciation and amortization	2.0	13.2	6.9	—	22.1

Total costs and expenses	10.7	232.7	144.2	(5.5)	382.1
Income (loss) from continuing operations before income taxes	(10.7)	(5.1)	0.9	5.5	(9.4)
Income taxes	1.4	0.3	0.7	—	2.4

Income (loss) from continuing operations	(12.1)	(5.4)	0.2	5.5	(11.8)
Loss from discontinued operations	—	(0.5)	(0.1)	—	(0.6)

Net income (loss)	(12.1)	(5.9)	0.1	5.5	(12.4)
Less: Net loss attributable to non-controlling interests	—	—	(0.3)	—	(0.3)

Net income (loss) attributable to Capella Healthcare, Inc.	$(12.1)	$(5.9)	$0.4	$5.5	$(12.1)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

June 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$27.8	$(3.6)	$(3.6)	$—	$20.6
Accounts receivable, net	—	78.8	50.0	—	128.8
Inventories	—	14.3	10.3	—	24.6
Prepaid expenses and other current assets	2.0	2.7	1.8	—	6.5
Other receivables	3.2	2.3	0.4	—	5.9
Deferred tax assets	2.0	—	—	—	2.0

Total current assets	35.0	94.5	58.9	—	188.4

Property and equipment, net	15.0	311.3	152.9	—	479.2

Goodwill	135.4	—	—	—	135.4
Intangible assets, net	—	7.9	2.8	—	10.7
Investments in subsidiaries	7.1	—	—	(7.1)	—
Other assets, net	25.6	0.9	—	—	26.5

	$218.1	$414.6	$214.6	$(7.1)	$840.2

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$1.4	$14.9	$12.1	$—	$28.4
Salaries and benefits payable	0.6	12.2	8.7	—	21.5
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	7.5	6.8	8.1	—	22.4
Current portion of long-term debt	—	13.1	1.1	—	14.2

Total current liabilities	32.8	47.0	30.0	—	109.8
Long-term debt	—	407.4	140.4	—	547.8
Deferred income taxes	16.0	—	—	—	16.0
Other liabilities	29.2	0.6	0.1	—	29.9
Redeemable non-controlling interests	—	—	20.9	—	20.9
Due to Parent	235.0	(9.0)	(15.3)	—	210.7
Total stockholder’s deficit	(94.9)	(31.4)	38.5	(7.1)	(94.9)

	$218.1	$414.6	$214.6	$(7.1)	$840.2

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$3.4	$4.8	$5.4	$(10.0)	$3.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	(10.0)	—	—	10.0	—
Loss from discontinued operations	—	5.8	(0.1)	—	5.7
Depreciation and amortization	0.1	10.9	6.6	—	17.6
Amortization of loan costs and debt discount	1.6	0.3	0.1	—	2.0
Provision for bad debts	0.8	22.9	21.5	—	45.2
Deferred income taxes	1.2	—	—	—	1.2
Stock-based compensation	0.5	—	—	—	0.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(33.0)	(24.1)	—	(57.1)
Inventories	—	(0.6)	—	—	(0.6)
Prepaid expenses and other current assets	(0.2)	2.7	1.1	—	3.6
Accounts payable and other current liabilities	1.4	2.2	0.2	—	3.8
Accrued salaries	0.1	(1.2)	(0.3)	—	(1.4)
Accrued interest	—	—	—	—	—
Other	1.1	0.4	0.1	—	1.6

Net cash provided by operating activities – continuing operations	—	15.2	10.5	—	25.7
Net cash provided by (used in) operating activities – discontinued operations	—	(2.2)	0.1	—	(2.1)

Net cash provided by operating activities	—	13.0	10.6	—	23.6

Investing activities:
Acquisition of healthcare business	(6.5)	—	—	—	(6.5)
Purchase of property and equipment, net	(8.3)	(5.8)	(3.4)	—	(17.5)
Proceeds from disposition	1.6	—	—	—	1.6

Net cash used in investing activities	(13.2)	(5.8)	(3.4)	—	(22.4)

Financing activities:
Advances (to) from Parent	11.9	(8.1)	(4.8)	—	(1.0)
Distributions to non-controlling interests	—	—	(0.9)	—	(0.9)
Repurchases of non-controlling interests	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities – continuing operations	11.9	(8.1)	(6.8)	—	(3.0)

Change in cash and cash equivalents	(1.3)	(0.9)	0.4	—	(1.8)
Cash and cash equivalents at beginning of year	48.4	(2.7)	(3.3)	—	42.4

Cash and cash equivalents at end of year	$47.1	$(3.6)	$(2.9)	$—	$40.6

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(12.1)	$(5.9)	$0.1	$5.5	$(12.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	5.5	—	—	(5.5)	—
Loss from discontinued operations	—	0.5	0.1	—	0.6
Depreciation and amortization	2.0	13.2	6.9	—	22.1
Amortization of loan costs and debt discount	1.6	0.3	0.1	—	2.0
Provision for bad debts	—	29.0	23.0	—	52.0
Deferred income taxes	1.6	—	—	—	1.6
Stock-based compensation	0.5	—	—	—	0.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.3)	(30.5)	(26.8)	—	(57.6)
Inventories	—	(0.2)	0.4	—	0.2
Prepaid expenses and other current assets	(0.3)	—	(0.5)	—	(0.8)
Accounts payable and other current liabilities	0.5	(1.3)	0.7	—	(0.1)
Accrued salaries	(1.5)	(0.6)	—	—	(2.1)
Accrued interest	—	—	—	—	—
Other	0.8	—	(0.2)	—	0.6

Net cash provided by (used in) operating activities – continuing operations	(1.7)	4.5	3.8	—	6.6
Net cash used in operating activities – discontinued operations	—	(0.6)	—	—	(0.6)

Net cash provided by (used in) operating activities	(1.7)	3.9	3.8	—	6.0

Investing activities:
Purchase of property and equipment, net	(6.6)	(3.9)	(4.9)	—	(15.4)

Net cash used in investing activities	(6.6)	(3.9)	(4.9)	—	(15.4)

Financing activities:
Payments on capital leases	—	(2.1)	(0.4)	—	(2.5)
Advances (to) from Parent	(3.4)	2.9	0.6	—	0.1
Distributions to non-controlling interests	—	—	(0.7)	—	(0.7)
Repurchases of non-controlling interests	—	—	(0.2)	—	(0.2)

Net cash provided by (used in) financing activities	(3.4)	0.8	(0.7)	—	(3.3)

Change in cash and cash equivalents	(11.7)	0.8	(1.8)	—	(12.7)
Cash and cash equivalents at beginning of year	39.5	(4.4)	(1.8)	—	33.3

Cash and cash equivalents at end of year	$27.8	$(3.6)	$(3.6)	$—	$20.6

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; future financial performance and condition; industry and general economic trends, changes to reimbursement, patient volumes and related revenue; provisions for potential adjustments to reimbursement amounts; our compliance with new and existing laws and regulations, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the provision for bad debts and the impact of bad debt expenses; compliance with and anticipated revenue from Medicare and Medicaid electronic health records (“EHR”) incentive payments; future liquidity and capital resources; and existing and future debt.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in six states. As of June 30, 2013, we operated 12 acute care hospitals (eleven of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,574 licensed beds. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

On September 26, 2012, we signed an asset purchase agreement to acquire Mercy Hospital (“Mercy”), a 282-bed full service acute care hospital in Hot Springs, Arkansas. The consummation of the acquisition was subject to certain closing conditions. On June 27, 2013, we announced the expiration of the asset purchase agreement and that discussions to acquire Mercy had ended. We anticipated continuing long-term challenges in obtaining the necessary regulatory approvals for the acquisition and did not feel that it was in the best interests of Capella or the local community to continue to pursue the uncertain transaction.

During the second quarter, we began renovations to EASTAR Health System’s East Campus. These renovations will result in the East Campus becoming a state-of-the-art women’s facility serving a five county radius.

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

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically alters the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011 and 2012 or will become effective in 2013. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so would result in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. A number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate (which requires employers with 50 or more full-time employees or full-time equivalents to provide affordable health insurance to those employees), the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three and six months ended June 30, 2012, we recognized $0.4 million and $1.2 million of other income related to estimated EHR incentive payments. During the three and six months ended June 30, 2013 we recognized $0.5 million of other income related to estimated EHR incentive payments. We currently estimate that at a minimum the total costs incurred to comply will be recovered through this initiative.

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

Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”), which was enacted on January 1, 2013, require further reductions in Medicare payments. ATRA also requires CMS to recoup $11 billion from Inpatient Prospective Payment System (“IPPS”) payments in federal fiscal year (“FFY”) 2014 through FFY 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes represent overpayments resulting from documentation and coding adjustments from the implementation of the MS-DRG system. CMS has not yet indicated how or when the additional adjustments required by ATRA will be implemented. The Budget Control Act of 2011 (“BCA”) also imposes a 2% reduction in Medicare spending effective as of April 1, 2013. The BCA’s automatic spending reductions, known as “sequestration,” will cut $85 billion this fiscal year. The spending cuts are projected to reduce Medicare spending by 2%, or $9.9 billion. In addition, Congress could pass a new budget bill or take other action that could reduce Medicare spending by a different amount or that could impose additional restrictions on Medicare programs, which could reduce the revenue we receive from governmental payment programs

On April 10, 2013, President Obama released his proposed budget for FFY 2014 (the “Proposed Budget”). The Proposed Budget would replace the BCA’s automatic spending reductions for the Medicare program for 2014 with $400 billion in Medicare and Medicaid spending cuts over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debts, modifying graduate medical education payments, reducing payments to critical access hospitals, reducing payments to inpatient rehabilitation and skilled nursing facilities, and increasing financial liabilities for certain Medicare beneficiaries. In regards to Medicaid, the Proposed Budget would, among other things, limit Medicaid reimbursement of durable medical equipment, target adjustments in prescription drug financing, and modifying the methodology for determine future state DSH allotments. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On May 10, 2013, CMS published its proposed IPPS rule for FFY2014 (the “Proposed Rule”), which begins October 1, 2013. Among other things, the Proposed Rule would provide for a payment increase of 0.8% for hospitals that successfully report the quality measures for CMS’s Inpatient Quality Reporting Program in FFY 2014, and a payment rate reduction of 1.2% for those that do not. The update is based on a proposed hospital market value increase of 2.5%, which is reduced by a multi-factor productivity adjustment of 0.4% and an additional 0.3% as required by the Affordable Care Act. In addition, the update is also reduced by a documentation and coding adjustment of 0.8% as required by ATRA and an additional 0.2% to offset the cost of proposed changes to CMS’s admission and medical review criteria for inpatient services. Under the proposed changes, inpatient admissions spanning at least two midnights would presumptively qualify for payment under Medicare Part A while inpatient admissions spanning less than two midnights presumptively would not. CMS has indicated in the proposed rule that it expects to make similar documentation and coding adjustments in FFYs 2015, 2016 and 2017 in order to recover the full amounts required to be recouped by ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 as a result of the transition to the MS-DRG system and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

In addition to establishing the payment rate update, the IPPS proposed rule for FFY 2014 also implements the Affordable Care Act’s modifications to the Medicare program’s DSH payment methodology. Under the proposed rule, hospitals would receive 25% of the amount they previously would have received under the current statutory formula for Medicare DSH payments. The remaining amount will be paid as additional payments to DSH hospitals after that amount is reduced for changes in the percentage of individuals that are uninsured. The additional payment amounts will be paid based on the hospital’s uncompensated care amount for a given period relative to the uncompensated care amount for that same time period for all hospitals that receive Medicare DSH payments. CMS estimates that these proposed changes will reduce payments overall by 0.9% as compared to Medicare DSH payments prior to the implementation of the Affordable Care Act.

On May 13, 2013, CMS issued a proposed rule regarding the Medicaid state DSH allotment reductions that are required by the Affordable Care Act. The proposed rule sets forth the methodology that will be used to implement the required allocation reductions in FFY 2014 and FFY 2015. However, it does not set forth the methodology that will be used to implement the reductions required in FFYs 2016 and beyond. CMS has indicated that the methodology used to implement those reductions will be the subject of a future rulemaking. The rule is slated to go into effect October 1, 2013; however, both the Proposed Budget and a pending bill, the DSH Reduction Relief Act of 2013 (H.R. 1920) (the “DSH Reduction Relief Act”), would delay the cuts to the Medicare and Medicaid DSH programs. We cannot predict whether the Proposed Budget, theDSH Reduction Relief Act, or any other legislation postponing or reducing the cuts to the Medicare and Medicaid DSH programs will be approved by Congress.

On July 19, 2013, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2014, which begins on January 1, 2014. Among other things, the proposed rule provides for a payment rate increase of 1.8% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate decrease of 0.2% for hospitals that do not. The proposed rate increase is based on a proposed hospital market basket increase of 2.5%, which is reduced by a multi-factor productivity adjustment of 0.4% and an additional 0.3% reduction required by the Affordable Care Act. The proposed rule also makes several other changes to the OPPS, including increasing payment rates under the ASC payment system, packaging seven new categories of supporting items and services that will now be included in the Medicare program’s payment for the primary service, collapsing the current five levels of outpatient visit codes to one unique code for each type of outpatient hospital visit (i.e., clinic, 24-hour emergency department visit, and non-24 hour emergency department visit), and adding five new reporting measures and removing two measures to the OQR Program affecting payment in CY 2016.

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

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, HHS will reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. For FFY 2014, CMS is proposing to increase the applicable reductions to 1.25%. CMS will evaluate hospitals’ performance during a performance period and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. For the FFY 2016 hospital value-based purchasing program, CMS proposed removing three measures and adding four measures. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. Also beginning in FFY 2013, hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Each hospital’s performance will be publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive 99% of what they would otherwise be paid under the IPPS. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service. The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. For calendar year 2013, CMS issued a final rule that would have, in the absence of Congressional action, imposed an overall reduction of 26.5% in the conversion factor used to calculate payment for physician services after January 1, 2013 due to the SGR. The ATRA delayed application of the reduction and current Medicare payment rates through December 31, 2013. On July 8, 2013, CMS published the PFS proposed rule for CY 2014. Under the proposed rule, payment rates to physicians would be reduced by 24.4% based on the application of the SGR. We cannot predict whether Congress will pass legislation to avert the proposed rate cut in CY 2014, whether Congress will implement additional fixes to the PFS in the future, whether Congress will enact legislation to avoid or prevent application of SGR reductions in the future, and how payment for the current fix will impact our revenues. If the payment reduction is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. For the three months ended June 30, 2013, our uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 24.0%, compared to 23.3% during the same prior year period. For the six months ended June 30, 2013, our uncompensated care as a percentage of revenue was 23.2%, compared to 21.7% during the same prior year period.

We anticipate that if we experience further growth in uninsured volume and revenue, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2012 and June 30, 2013:

December 31, 2012	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.5%	0.8%	0.5%	27.8%
Medicaid(1)	6.1	0.6	0.5	7.2
Managed Care and Other	18.2	1.8	0.6	20.6
Self-Pay(2)	11.4	9.7	23.3	44.4

Total	62.2%	12.9%	24.9%	100.0%

June 30, 2013	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	29.3%	0.7%	0.9%	30.9%
Medicaid(1)	6.6	0.6	0.4	7.6
Managed Care and Other	18.0	1.4	0.8	20.2
Self-Pay(2)	10.0	8.8	22.5	41.3

Total	63.9%	11.5%	24.6%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenue for the three months ended June 30, 2013 increased 0.7% to $185.5 million, compared to $184.3 million in the same prior year period. Revenue for the six months ended June 30, 2013 decreased 2.2% to $372.7 million, compared to 381.2 million in the same prior year period.

Revenue for the three and six months ended June 30, 2013 was impacted by the CMS’ release of updated Supplemental Security Income (“SSI”) percentages for the fiscal year ended December 31, 2011. As a result of the updated SSI percentages, we recorded a reduction to revenue during the three months ended June 30, 2013 of approximately $1.4 million. Revenue for the three and six months ended June 30, 2013 also was impacted by the Budget Control Act of 2011 (“BCA”) that was signed on August 2, 2011. The BCA resulted in automatic spending cuts across government programs, including a 2% reduction in Medicare spending. The automatic spending cuts, known as “sequestration”, began April 2013. For the three and six months ended June 30, 2013, sequestration negatively impacted our revenue by approximately $1.2 million.

The six months ended June 30, 2012 included approximately $7.0 million of revenue related to the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP, in which our Oklahoma hospitals participate. SHOPP allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. Revenue from this assessment is used to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. On January 17, 2012, CMS approved SHOPP with an effective date of July 1, 2011. Based on the approval date of January 17, 2012, we recorded the $7.0 million of revenue related to SHOPP from July 1, 2011 through December 31, 2011 during the six months ended June 30, 2012. This approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles.

The six months ended June 30, 2012 also included approximately $6.6 million of revenue related to the industry-wide rural floor provision settlement litigation. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals and to calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation was settled effective April 5, 2012.

Excluding the approximately $13.6 million of revenue related to both SHOPP and the rural floor settlement described above, our revenue for the six months ended June 30, 2013 increased $5.1 million, or 1.4%, compared to the prior year period.

Admissions decreased 2.6% and 1.8%, respectively, for the three and six months ended June 30, 2013, compared to the same prior year periods. Adjusted admissions decreased 1.1% and 1.3%, respectively, for the three and six months ended June 30, 2013, compared to the same prior year periods. Our inpatient surgeries decreased 3.9% and 0.6%, respectively, for the three and six months ended June 30, 2013, compared to the same prior year period. Our outpatient surgeries increased 6.4% and 3.5%, respectively, for the three and six months ended June 30, 2013, compared to the same prior year periods. The increase in outpatient surgeries is due, in part, to the continuing industry shift from an inpatient hospital setting to a more outpatient focused healthcare environment. In general, we believe our hospital volumes are still being impacted by continued high unemployment along with patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures.

We believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to patient care excellence and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue after the provision for bad debts by payor for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Medicare(1)	44.7%	43.2%	44.5%	44.0%
Medicaid(1)	16.1	16.7	17.4	16.6
Managed Care and Other	38.5	38.6	36.8	38.2
Self-pay	0.7	1.5	1.3	1.2

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.

Revenue per adjusted admission increased 1.8% for the three months ended June 30, 2013, compared to the same prior year period. The increase in revenue per adjusted admission for the three months ended June 30, 2013 is primarily due to an increase in acuity as evidenced by a 3.5% increase in our Medicare case mix index for the quarter. Revenue per adjusted admission decreased 0.9% for the six months ended June 30, 2013, compared to the same prior year periods. The change in our revenue per adjusted admissions for the six months ended June 30, 2013 was impacted by the prior year revenue recognized from SHOPP and the rural floor provision settlement discussed previously. Excluding the revenue related to SHOPP and the rural floor settlement, our revenue per adjusted admission increased 2.7% for the six months ended June 30, 2013, compared to the same prior year period. The increase in our revenue per adjusted admission for the six months ended June 30, 2013 is primarily due to an increase in acuity for the six month period.

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

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Continuing operations(1):

Admissions(2)	11,156	10,866	22,738	22,332
Adjusted admissions(3)	24,268	24,010	48,482	47,849
Revenue per adjusted admission (6)	$7,594	$7,729	$7,863	$7,784
Inpatient surgeries	2,483	2,387	4,891	4,864
Outpatient surgeries(4)	5,659	6,020	11,424	11,827
Emergency room visits(5)	58,636	58,671	115,466	118,670

(1)	Excludes all operations included in discontinued operations.
(2)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(3)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(4)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(5)	Represents the total number of hospital-based emergency room visits.
(6)	Revenue per adjusted admission for the six months ended June 30, 2012 includes the approximately $13.6 million of revenue related to the prior period SHOPP and rural floor settlement described previously.

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three and six months ended June 30, 2012 and 2013, respectively.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2013		Six Months Ended June 30, 2012		Six Months Ended June 30, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$208.2	113.0%	$212.2	114.4%	$426.4	111.9%	$424.7	114.0%
Provision for bad debts	(23.9)	(13.0)%	(26.7)	(14.4)%	(45.2)	(11.9)%	(52.0)	(14.0)%

Revenue	184.3	100.0%	185.5	100.0%	381.2	100.0%	372.7	100.0%

Costs and expenses:
Salaries and benefits	85.8	46.6%	87.2	47.0%	176.6	46.3%	176.2	47.3%
Supplies	28.7	15.6%	30.0	16.2%	57.8	15.2%	60.8	16.3%
Other operating expenses	46.4	25.2%	49.2	26.5%	93.3	24.5%	96.2	25.8%
Other income	(0.4)	(0.2)%	(0.5)	(0.3)%	(1.2)	(0.3)%	(0.5)	(0.1)%
Management fees	0.1	—	0.1	—	0.1	—	0.1	—
Interest, net	12.9	7.0%	13.3	7.3%	25.9	6.8%	27.2	7.3%
Depreciation and amortization	8.8	4.7%	11.5	6.2%	17.6	4.6%	22.1	5.9%

Total costs and expense	182.3	98.9%	190.8	102.9%	370.1	97.1%	382.1	102.5%

Income (loss) from continuing operations before income taxes	2.0	1.1%	(5.3)	(2.9)%	11.1	2.9%	(9.4)	(2.5)%
Income taxes	0.9	0.5%	1.3	0.7%	1.8	0.5%	2.4	0.6%

Income (loss) from continuing operations	1.1	0.6%	(6.6)	(3.6)%	9.3	2.4%	(11.8)	(3.1)%
Loss from discontinued operations, net of taxes	(2.4)	(1.3)%	(0.1)	—	(5.7)	(1.5)%	(0.6)	(0.2)%

Net income (loss)	$(1.3)	(0.7)%	$(6.7)	(3.6)%	$3.6	0.9%	$(12.4)	(3.3)%

Less: Net income (loss) attributable to non-controlling interests	—	—	(0.2)	(0.1)%	0.2	—	(0.3)	(0.1)

Net income (loss) attributable to Capella Healthcare, Inc.	$(1.3)	(0.7)%	$(6.5)	(3.5)%	$3.4	0.9%	$(12.1)	(3.2)%

Three Months Ended June 30, 2013 Compared to June 30, 2012

Revenue. Revenue for the three months ended June 30, 2013 was $185.5 million, an increase of $1.2 million, or 0.7%, over the prior year period. The increase in revenue was due to an increase in revenue per adjusted admission of 1.8%, offset by a decline in adjusted admissions of approximately 1.1%. As previously discussed, revenue was negatively impacted by the CMS release of updated SSI percentages for the fiscal year ended December 31, 2011 and sequestration. The updated SSI percentages and sequestration had a combined negative impact on revenue of $2.6 million compared to the prior year period.

Our revenue also was impacted by an increase in our provision for bad debts, which was up $2.8 million, or 11.7% compared to the prior year period. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes. Self-pay admissions were 6.6% of total admissions, compared to 6.7% in the prior year period. Self-pay gross revenue increased 10.5%, compared to the prior year period.

Salaries and benefits. Salaries and benefits for the three months ended June 30, 2013 was $87.2 million, or 47.0% of revenue, compared to $85.8 million, or 46.6% of revenue in the prior year period. The change in salaries and benefits as a percentage of revenue is due primarily to the impact of the updated SSI percentages and sequestration which resulted in slower revenue growth.

Supplies. Supplies expense for the three months ended June 30, 2013 was $30.0 million, or 16.2% of revenue, compared to $28.7 million, or 15.6% of revenue in the prior year period. The change in our supplies margin was due primarily to the revenue impact from the updated SSI percentages and sequestration, the increase in supply-intensive inpatient and outpatient surgical cases and the 6.4% increase in outpatient surgeries.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the three months ended June 30, 2013 was $49.2 million, or 26.5% of revenue, compared to $46.4 million, or 25.2% of revenue in the prior year period. The increase in our other operating expenses as a percentage of revenue is due to the following items: (1) the $2.6 million revenue impact from the updated SSI percentages and sequestration, (2) an approximately $1.2 million increase in professional fees and contract services generated by hospitalist programs and new service lines at our facilities, and (3) a $0.4 million increase in acquisition related expenses.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the three months ended June 30, 2013, we recognized approximately $0.5 million of incentive reimbursements, compared to $0.4 million in the prior year.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2013 was $11.5 million, or 6.2% of revenue, compared to $8.8 million, or 4.7% of revenue in the prior year period. The increase in depreciation and amortization expense compared to the prior year period is due primarily to the increased amount of fixed assets acquired through acquisitions over the past year along with the implementation of information technology equipment in order to achieve EHR incentive payments.

Income taxes. Our effective tax rate from continuing operations was approximately 24.5% for the three months ended June 30, 2013 compared to 45.0% for the prior year quarter. Due to our valuation allowance, effective tax rate bears no relationship to pre-tax income.

Six Months Ended June 30, 2013 Compared to June 30, 2012

As noted previously, our results for the six months ended June 30, 2012 were impacted by SHOPP and the rural floor settlement. During the six months ended June 30, 2012, we recorded revenue and expenses related to the prior period (July 1, 2011 to December 31, 2011) SHOPP program and the rural floor provision settlement of $13.6 million and $5.1 million, respectively. For comparability purposes, the following table presents summaries of our results of operations for the six months ended June 30, 2012 and 2013, respectively, with the six months ended June 30, 2012 adjusted to exclude the impact of revenue and expenses related to the prior period SHOPP program and rural floor provision settlement.

Results of Operations Adjusted for Impact of SHOPP and Rural Floor on the Six Months Ended June 30, 2012

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2013
	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$412.8	112.3%	$424.7	114.0%
Provision for bad debts	(45.2)	(12.3)%	(52.0)	(14.0)%

Revenue	367.6	100.0%	372.7	100.0%

Costs and expenses:
Salaries and benefits	174.4	47.4%	176.2	47.3%
Supplies	57.8	15.7%	60.8	16.3%
Other operating expenses	90.4	24.6%	96.2	25.8%
Other income	(1.2)	(0.3)%	(0.5)	(0.1)%
Management fees	0.1	—	0.1	—
Interest, net	25.9	7.1%	27.2	7.3%
Depreciation and amortization	17.6	4.8%	22.1	5.9%

Total costs and expense	365.0	99.3%	382.1	102.5%

Income (loss) from continuing operations before income taxes	2.6	0.7%	(9.4)	(2.5)%
Income taxes	1.8	0.5%	2.4	0.6%

Income (loss) from continuing operations	0.8	0.2%	(11.8)	(3.1)%
Loss from discontinued operations, net of tax	(5.7)	(1.5)%	(0.6)	(0.2)%

Net loss	$(4.9)	(1.3)%	$(12.4)	(3.3)%

Less: Net income (loss) attributable to non-controlling interests	0.2	0.1%	(0.3)	(0.1)%

Net loss attributable to Capella Healthcare, Inc.	$(5.1)	(1.4)%	$(12.1)	(3.2)%

The period-over-period discussion below is based on the table above, adjusted for the impact on the prior year period of SHOPP and the rural floor settlement.

Revenue. Revenue for the six months ended June 30, 2013 was $372.7 million, an increase of $5.1 million, or 1.4%, over the same prior year period. The increase in revenue was due to an increase in revenue per adjusted admission of 2.7%, offset by a decline in adjusted admissions of approximately 1.3%. Revenue was also negatively impacted by $2.6 million from the updated SSI percentages and sequestration discussed earlier.

Our revenue was impacted by an increase in our provision for bad debts, which was up $6.8 million, or 15.0% compared to the prior year period. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes. Self-pay admissions were 6.0% of total admissions, compared to 6.3% in the prior year period. Self-pay gross revenue increased 6.2%, compared to the prior year period.

Supplies. Supplies expense for the six months ended June 30, 2013 was $60.8 million, or 16.3% of revenue, compared to $57.8 million, or 15.7% of revenue for the six months ended June 30, 2012. The change in our supplies margin was due primarily to slower revenue growth, an increase in supply intensive inpatient and outpatient surgical cases and a 3.5% increase in outpatient surgeries.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the six months ended June 30, 2013 was $96.2 million, or 25.8% of revenue, compared to $90.4 million, or 24.6% of revenue for the six months ended June 30, 2012. The increase in other operating expenses as a percentage of revenue is due primarily to slower revenue growth and an approximately $3.5 million increase in professional fees and contract services generated by hospitalist programs and new service lines at our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the six months ended June 30, 2013, we recognized approximately $0.5 million of incentive reimbursements, compared to $1.2 million for the six months ended June 30, 2012.

Income taxes. Our effective tax rate from continuing operations was approximately 25.5% for the six months ended June 30, 2013 compared to 16.2% for the six months ended June 30, 2012, based on results including the impact of the rural floor settlement and SHOPP. Due to our valuation allowance, effective tax rate bears no relationship to pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the six months ended June 30, 2012 and 2013.

	Six Months Ended June 30,
	2012	2013
	(In millions)
Cash provided by operating activities	$23.6	$6.0
Cash used in investing activities	(22.4)	(15.4)
Cash used in financing activities	(3.0)	(3.3)

Operating Activities

Cash provided by operating activities was $23.6 million for the six months ended June 30, 2012, compared to $6.0 million for the six months ended June 30, 2013. The prior year period included approximately $13.6 of cash received related to SHOPP and the rural floor settlement discussed previously. Excluding the $13.6 million of cash received in the prior year period, our operating cash flows decreased approximately $4.0 million.

At June 30, 2013, we had working capital of $78.6 million, including cash and cash equivalents of $20.6 million, compared to working capital at December 31, 2012 of $88.0 million, including cash and cash equivalents of $33.3 million.

Investing Activities

Cash used in investing activities was $22.4 million for the six months ended June 30, 2012 compared to $15.4 million for the six months ended June 30, 2013. Capital expenditures for the six months ended June 30, 2012 were $17.5 million compared to $15.4 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we spent approximately $7.2 million on information technology, $3.5 million on routine capital and $4.7 million on growth capital.

Financing Activities

Cash used in financing activities was $3.0 million for the six months ended June 30, 2012 compared to $3.3 million for the six months ended June 30, 2013. Cash used in financing activities includes approximately $2.5 million of payments made on our capital lease obligations along with approximately $0.7 million of distributions made to non-controlling interests during the six months ended June 30, 2013.

Capital Resources

The Refinancing

In June 2010, we completed a comprehensive refinancing plan, or the Refinancing. Under the Refinancing, we issued $500.0 million of 9 1/4% senior unsecured notes due 2017, referred to as the 9 1/4% Notes, in a private placement offering and entered into a new senior secured asset based loan agreement, or the ABL, consisting of a $100.0 million revolving credit facility maturing in December 2014, referred to as the 2010 Revolving Facility. The proceeds from the 9 1/4% Notes were used to repay the outstanding principal and interest related to our previous term loan facility and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Effective November 4, 2011, in accordance with a registration rights agreement entered into by us in connection with the private placement offering of the 9 1/4% Notes, we completed the exchange of the 9 1/4% Notes for $500.0 million in registered 9 1/4% notes with substantially identical terms as the 9 1/4% Notes. We did not receive any proceeds from this exchange.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2012 and June 30, 2013, we were in compliance with all debt covenants that were subject to testing at such dates.

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

We had $33.3 million and $20.6 million of cash and cash equivalents as of December 31, 2012 and June 30, 2013, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

Obligations and Commitments

During the six months ended June 30, 2013, there were no material changes in our contractual obligations as presented in our 2012 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2013, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Date: August 2, 2013

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