Form 10-Q
period 2013-09-30
Capella Healthcare, Inc.
filed 2013-11-08
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 8, 2013, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31, 2012 (a)	September 30, 2013
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33.3	$13.2
Accounts receivable, net of allowance for doubtful accounts of $93.6 and $94.7 at December 31, 2012 and September 30, 2013, respectively	123.5	126.9
Inventories	24.8	23.6
Prepaid expenses and other current assets	4.9	5.1
Other receivables	6.6	8.3
Deferred tax assets	1.7	1.7
Assets held for sale	—	16.1

Total current assets	194.8	194.9
Property and equipment, net	473.6	462.0
Goodwill	136.0	133.6
Intangible assets, net	10.7	11.4
Other assets, net	29.3	25.3

Total assets	$844.4	$827.2

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$31.1	$26.3
Salaries and benefits payable	23.1	21.2
Accrued interest	23.3	11.7
Other accrued liabilities	20.9	27.9
Current portion of long-term debt	8.4	14.7
Liabilities held for sale	—	2.2

Total current liabilities	106.8	104.0
Long-term debt	543.4	546.1
Deferred income taxes	14.1	16.6
Other liabilities	30.3	29.1
Redeemable non-controlling interests	21.1	20.9
Due to Parent	210.5	210.6
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	—	—
Retained deficit	(81.8)	(100.1)

Total stockholder’s deficit	(81.8)	(100.1)

Total liabilities and stockholder’s deficit	$844.4	$827.2

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue before provision for bad debts	$193.4	$210.2	$601.6	$618.6
Provision for bad debts	(17.5)	(25.3)	(59.4)	(73.6)

Revenue	175.9	184.9	542.2	545.0
Costs and expenses:
Salaries and benefits	82.6	84.7	250.3	252.9
Supplies	29.0	31.5	85.5	91.1
Other operating expenses	44.8	47.3	133.1	138.6
Other income	—	(5.1)	(1.2)	(5.5)
Management fees	—	—	0.1	0.1
Interest, net	13.6	13.8	39.5	41.0
Depreciation and amortization	9.6	11.9	26.3	33.2

Total costs and expenses	179.6	184.1	533.6	551.4

Income (loss) from continuing operations before income taxes	(3.7)	0.8	8.6	(6.4)
Income taxes	0.9	0.8	2.7	3.2

Income (loss) from continuing operations	(4.6)	—	5.9	(9.6)
Loss from discontinued operations, net of tax	(0.9)	(5.0)	(7.8)	(7.8)

Net loss	(5.5)	(5.0)	(1.9)	(17.4)
Less: Net income (loss) attributable to non-controlling interests	—	0.1	0.2	(0.2)

Net loss attributable to Capella Healthcare, Inc.	$(5.5)	$(5.1)	$(2.1)	$(17.2)

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Nine Months Ended September 30, 2013

(In millions, except share amounts)

	Common Stock		Retained	Total Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2012(a)	100	$—	$(81.8)	$(81.8)
Net loss attributable to Capella Healthcare, Inc. (unaudited)	—	—	(17.2)	(17.2)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(1.1)	(1.1)

Balance at September 30, 2013 (unaudited)	100	$—	$(100.1)	$(100.1)

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2012	2013
Operating activities
Net loss	$(1.9)	$(17.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	7.8	7.8
Depreciation and amortization	26.3	33.2
Amortization of loan costs and debt discount	3.0	3.0
Provision for bad debts	59.4	73.6
Deferred income taxes	1.8	2.4
Stock-based compensation	0.8	0.6
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	(72.0)	(82.1)
Inventories	(0.4)	—
Prepaid expenses and other current assets	4.6	(2.2)
Accounts payable and other current liabilities	4.9	4.6
Accrued salaries	0.8	(1.7)
Accrued interest	(11.6)	(11.6)
Other	1.1	(0.3)

Net cash provided by operating activities – continuing operations	24.6	9.9
Net cash used in operating activities – discontinued operations	(2.9)	(2.9)

Net cash provided by operating activities	21.7	7.0
Investing activities
Acquisition of healthcare businesses	(19.4)	—
Purchases of property and equipment, net	(25.0)	(21.5)
Proceeds from disposition of healthcare businesses	1.6	1.6

Net cash used in investing activities – continuing operations	(42.8)	(19.9)
Net cash used in investing activities – discontinued operations	(0.3)	—

Net cash used in investing activities	(43.1)	(19.9)
Financing activities
Payments on capital leases and other obligations	(0.9)	(6.2)
Advances to Parent	(0.8)	—
Distributions to non-controlling interests	(1.1)	(0.8)
Repurchase of non-controlling interests	(1.1)	(0.2)

Net cash used in financing activities – continuing operations	(3.9)	(7.2)
Net cash provided by financing activities – discontinued operations	0.7	—

Net cash used in financing activities	(3.2)	(7.2)
Change in cash and cash equivalents	(24.6)	(20.1)
Cash and cash equivalents at beginning of period	42.4	33.3

Cash and cash equivalents at end of period	$17.8	$13.2

Supplemental disclosure of cash flow information
Cash paid for interest	$46.9	$50.0

Cash paid for taxes	$0.4	$1.5

Supplemental disclosure of non-cash information
Capital lease obligations recorded	$—	$14.5

See accompanying notes

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

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

Note 2. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $7.1 million and $4.5 million for the three months ended September 30, 2012 and 2013, respectively, and $19.4 million and $15.7 million for the nine months ended September 30, 2012 and 2013, respectively. Acquisition-related costs are included in our corporate overhead costs. Acquisition-related costs were $2.2 million and $0.6 million for the three months ended September 30, 2012 and 2013, respectively, and $4.2 million and $2.7 million for the nine months ended September 30, 2012 and 2013, respectively.

Note 3. Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at September 30, 2013 as disclosed in Note 9. The estimated fair value of the 9 1/4% Notes at September 30, 2013 was approximately $535.6 million based on the average bid and ask price as quoted by the Company’s administrative agent under the indenture for the 9 1/4% Notes and is categorized as Level 2 within the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures.”

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the three and nine months ended September 30, 2012 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Medicare(1)	40.6%	38.0%	39.7%	38.5%
Medicaid(1)	14.5	14.2	15.5	14.4
Managed Care and other	35.6	35.7	35.1	35.7
Self-Pay	9.3	12.1	9.7	11.4

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2012 totaled $4.5 million compared to $5.3 million as of September 30, 2013. The net estimated third-party payor settlements are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2012 and 2013, the net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.1 million and $0.6 million, respectively. For the nine months ended September 30, 2012, the net adjustments to estimated cost report settlements resulted in an increase to revenues of $1.3 million. For the nine months ended September 30, 2013, there was no impact on revenue from net adjustments to estimated cost report settlements. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for bad debts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. The Company considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Accounts written off are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as one source of information to utilize in estimating the collectability of the Company’s accounts receivable. The Company performs the hindsight analysis on a quarterly basis for all hospitals, utilizing rolling twelve-month accounts receivable collection, write-off, and recovery data. The Company supplements its hindsight analysis with other analytical tools, including, but not limited to, revenue days in accounts receivable, historical cash collections experience and revenue trends by payor classification.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balance at January 1, 2013	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Period
Nine months ended September 30, 2013	$93.6	$73.6	$(72.5)	$94.7

Note 5. Discontinued Operations

During the quarter ended September 30, 2013, the Company completed the sale of certain home health operations at our Arkansas facilities. The combined proceeds from the sale were approximately $1.6 million. The recorded gain totaled approximately $1.2 million. The Company has presented the operating results and cash flows of the home health operations as discontinued operations in the accompanying condensed consolidated financial statements.

During the quarter ended September 30, 2013, the Company’s management committed to a plan to sell one of its healthcare businesses. The Company intends to complete the divestiture within the next twelve months. In connection with the planned divestiture, the Company recognized an estimated loss on the sale totaling $3.5 million during the three months ended September 30, 2013. The Company has presented the operating results, financial positions and cash flows as discontinued operations in the accompanying condensed consolidated financial statements, and certain assets and liabilities are reflected as held for sale prior to disposal in the accompanying condensed consolidated balance sheet at September 30, 2013.

The Company has estimated the fair value of its assets and liabilities held for sale at September 30, 2013 at approximately $16.1 million and $2.2 million, respectively. The estimated fair value is based on the receipt of a preliminary offer and is categorized as Level 3 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”.

Revenue before the provision for bad debts and the loss reported in discontinued operations are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2013	2012	2013
Revenue before the provision for bad debts from discontinued operations	$18.1	$8.1	$49.8	$24.2

Loss from discontinued operations
Estimated net loss from sale of healthcare businesses	—	(2.3)	—	(2.3)
Estimated loss from impairment of goodwill related to healthcare businesses	—	(1.8)	—	(1.8)
Loss from operations	(0.9)	(0.9)	(7.8)	(3.7)

Loss from discontinued operations, net of tax	$(0.9)	$(5.0)	$(7.8)	$(7.8)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Note 6. Goodwill and Intangible Assets

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

The following table presents a roll-forward of the Company’s goodwill for the nine months ended September 30, 2013 (in millions):

Goodwill
Balance at January 1, 2013	$136.0
Adjustment to goodwill related to prior acquisitions	(0.6)
Write-off of goodwill related to the planned disposal of healthcare businesses	(1.8)

Balance at September 30, 2013	$133.6

The following table presents the components of the Company’s intangible assets at December 31, 2012 and September 30, 2013 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
December 31, 2012	$12.4	$(6.7)	$5.7
September 30, 2013	$13.8	$(7.2)	$6.6
Non-competition agreements:
December 31, 2012	$4.5	$(0.2)	$4.3
September 30, 2013	$4.5	$(0.4)	$4.1
Indefinite-lived intangible assets:
Certificates of need
December 31, 2012	$0.7	$—	$0.7
September 30, 2013	$0.7	$—	$0.7
Total intangible assets:
December 31, 2012	$17.6	$(6.9)	$10.7
September 30, 2013	$19.0	$(7.6)	$11.4

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

The Company accounts for its physician minimum revenue guarantees in accordance with the provisions of ASC 460-10, “Guarantees” (“ASC 460-10”). In accordance with ASC 460-10, the Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company committed to advance a maximum amount of approximately $4.4 million at September 30, 2013. As of December 31, 2012 and September 30, 2013, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $0.7 million and $1.4 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

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

Note 7. Income Taxes

The Company had an effective tax rate of approximately 24.3% and 100.0% for the three months ended September 30, 2012 and 2013, respectively, and 31.4% and 50.0% for the nine months ended September 30, 2012 and 2013, respectively. Due to the Company’s valuation allowance, effective tax rate bears no relationship to pre-tax income.

Note 8. Commitments and Contingencies

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

Note 9. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2012 and September 30, 2013 (in millions):

	December 31, 2012	September 30, 2013
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(4.1)	(3.4)

Total 9 1/4% Notes	$495.9	$496.6
Capital lease obligations	47.5	57.4
Other	8.4	6.8

Total debt obligations	$551.8	$560.8
Less current maturities	8.4	14.7

Total	$543.4	$546.1

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

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

At September 30, 2013, the Company had no outstanding loans under the 2010 Revolving Facility. At September 30, 2013, the Company had a borrowing base of $67.7 million, net of outstanding letters of credit of $4.9 million, primarily used as the collateral under the Company’s workers’ compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At September 30, 2013, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period in which the Company has used the greater of 20% of its borrowing base capacity or $15.0 million. At September 30, 2013, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Note 10. Guarantor and Non-Guarantor Supplementary Information

The 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three and nine months ended September 30, 2012 and 2013 and as of December 31, 2012 and September 30, 2013:

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended September 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$115.4	$78.0	$—	$193.4
Provision for bad debts	—	(10.5)	(7.0)	—	(17.5)

Revenue	—	104.9	71.0	—	175.9
Costs and expenses:
Salaries and benefits	3.3	47.8	31.5	—	82.6
Supplies	—	15.0	14.0	—	29.0
Other operating expenses	3.8	24.9	16.1	—	44.8
Other income	—	—	—	—	—
Equity in (earnings) losses of affiliates	1.2	—	—	(1.2)	—
Management fees	(4.9)	3.0	1.9	—	—
Interest, net	1.2	9.3	3.1	—	13.6
Depreciation and amortization	0.1	6.1	3.4	—	9.6

Total costs and expenses	4.7	106.1	70.0	(1.2)	179.6
Income (loss) from continuing operations before income taxes	(4.7)	(1.2)	1.0	1.2	(3.7)
Income taxes	0.8	—	0.1	—	0.9

Income (loss) from continuing operations	(5.5)	(1.2)	0.9	1.2	(4.6)
Loss from discontinued operations	—	(0.9)	—	—	(0.9)

Net income (loss)	(5.5)	(2.1)	0.9	1.2	(5.5)
Less: Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Capella Healthcare, Inc.	$(5.5)	$(2.1)	$0.9	$1.2	$(5.5)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended September 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$122.6	$87.6	$—	$210.2
Provision for bad debts	—	(14.4)	(10.9)	—	(25.3)

Revenue	—	108.2	76.7	—	184.9
Costs and expenses:
Salaries and benefits	3.2	50.0	31.5	—	84.7
Supplies	—	16.5	15.0	—	31.5
Other operating expenses	1.3	27.7	18.3	—	47.3
Other income	—	(4.5)	(0.6)	—	(5.1)
Equity in (earnings) losses of affiliates	1.9	—	—	(1.9)	—
Management fees	(5.3)	3.4	1.9	—	—
Interest, net	1.4	9.0	3.4	—	13.8
Depreciation and amortization	2.0	6.4	3.5	—	11.9

Total costs and expenses	4.5	108.5	73.0	(1.9)	184.1
Income (loss) from continuing operations before income taxes	(4.5)	(0.3)	3.7	1.9	0.8
Income taxes	0.6	0.1	0.1	—	0.8

Income (loss) from continuing operations	(5.1)	(0.4)	3.6	1.9	—
Income (loss) from discontinued operations	—	(5.7)	0.7	—	(5.0)

Net income (loss)	(5.1)	(6.1)	4.3	1.9	(5.0)
Less: Net income attributable to non-controlling interests	—	—	0.1	—	0.1

Net income (loss) attributable to Capella Healthcare, Inc.	$(5.1)	$(6.1)	$4.2	$1.9	$(5.1)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Nine Months Ended September 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$357.1	$244.5	$—	$601.6
Provision for bad debts	—	(30.9)	(28.5)	—	(59.4)

Revenue	—	326.2	216.0	—	542.2
Costs and expenses:
Salaries and benefits	11.8	142.5	96.0	—	250.3
Supplies	—	44.7	40.8	—	85.5
Other operating expenses	7.6	76.9	48.6	—	133.1
Other income	—	(0.4)	(0.8)	—	(1.2)
Equity in (earnings) losses of affiliates	(8.8)	—	—	8.8	—
Management fees	(14.6)	9.1	5.6	—	0.1
Interest, net	3.5	26.5	9.5	—	39.5
Depreciation and amortization	0.2	16.1	10.0	—	26.3

Total costs and expenses	(0.3)	315.4	209.7	8.8	533.6
Income (loss) from continuing operations before income taxes	0.3	10.8	6.3	(8.8)	8.6
Income taxes	2.4	0.1	0.2	—	2.7

Income (loss) from continuing operations	(2.1)	10.7	6.1	(8.8)	5.9
Income (loss) from discontinued operations	—	(8.0)	0.2	—	(7.8)

Net income (loss)	(2.1)	2.7	6.3	(8.8)	(1.9)
Less: Net income attributable to non-controlling interests	—	—	0.2	—	0.2

Net income (loss) attributable to Capella Healthcare, Inc.	$(2.1)	$2.7	$6.1	$(8.8)	$(2.1)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Nine Months Ended September 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$363.8	$254.8	$—	$618.6
Provision for bad debts	—	(39.7)	(33.9)	—	(73.6)

Revenue	—	324.1	220.9	—	545.0
Costs and expenses:
Salaries and benefits	9.8	148.4	94.7	—	252.9
Supplies	—	47.9	43.2	—	91.1
Other operating expenses	5.9	79.5	53.2	—	138.6
Other income	—	(4.9)	(0.6)	—	(5.5)
Equity in (earnings) losses of affiliates	7.4	—	—	(7.4)	—
Management fees	(15.7)	10.2	5.6	—	0.1
Interest, net	3.8	27.2	10.0	—	41.0
Depreciation and amortization	4.0	18.8	10.4	—	33.2

Total costs and expenses	15.2	327.1	216.5	(7.4)	551.4
Income (loss) from continuing operations before income taxes	(15.2)	(3.0)	4.4	7.4	(6.4)
Income taxes	2.0	0.4	0.8	—	3.2

Income (loss) from continuing operations	(17.2)	(3.4)	3.6	7.4	(9.6)
Income (loss) from discontinued operations	—	(8.6)	0.8	—	(7.8)

Net income (loss)	(17.2)	(12.0)	4.4	7.4	(17.4)
Less: Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)

Net income (loss) attributable to Capella Healthcare, Inc.	$(17.2)	$(12.0)	$4.6	$7.4	$(17.2)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

September 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$20.0	$(3.0)	$(3.8)	$—	$13.2
Accounts receivable, net	—	72.9	54.0	—	126.9
Inventories	—	13.3	10.3	—	23.6
Prepaid expenses and other current assets	1.6	1.9	1.6	—	5.1
Other receivables	2.0	5.4	0.9	—	8.3
Deferred tax assets	1.7	—	—	—	1.7
Assets held for sale	—	16.1	—	—	16.1

Total current assets	25.3	106.6	63.0	—	194.9
Property and equipment, net	10.6	295.5	155.9	—	462.0
Goodwill	133.6	—	—	—	133.6
Intangible assets, net	—	8.1	3.3	—	11.4
Investments in subsidiaries	5.2	—	—	(5.2)	—
Other assets, net	24.4	0.9	—	—	25.3

	$199.1	$411.1	$222.2	$(5.2)	$827.2

Liabilities and stockholder’s equity (deficit)
Current liabilities:
Accounts payable	$0.5	$14.5	$11.3	$—	$26.3
Salaries and benefits payable	0.5	12.1	8.6	—	21.2
Accrued interest	11.7	—	—	—	11.7
Other accrued liabilities	7.4	10.7	9.8	—	27.9
Current portion of long-term debt	—	13.2	1.5	—	14.7
Liabilities held for sale	—	2.2	—	—	2.2

Total current liabilities	20.1	52.7	31.2	—	104.0
Long-term debt	—	404.1	142.0	—	546.1
Deferred income taxes	16.6	—	—	—	16.6
Other liabilities	28.3	0.6	0.2	—	29.1
Redeemable non-controlling interests	—	—	20.9	—	20.9
Due to parent	234.2	(8.8)	(14.8)	—	210.6
Total stockholder’s equity (deficit)	(100.1)	(37.5)	42.7	(5.2)	(100.1)

	$199.1	$411.1	$222.2	$(5.2)	$827.2

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Nine Months Ended September 30, 2012

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(2.1)	$2.7	$6.3	$(8.8)	$(1.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(8.8)	—	—	8.8	—
Loss (income) from discontinued operations	—	8.0	(0.2)	—	7.8
Depreciation and amortization	0.2	16.1	10.0	—	26.3
Amortization of loan costs and debt discount	2.3	0.5	0.2	—	3.0
Provision for bad debts	—	30.9	28.5	—	59.4
Deferred income taxes	1.8	—	—	—	1.8
Stock-based compensation	0.8	—	—	—	0.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	(0.2)	(42.2)	(29.6)	—	(72.0)
Inventories	—	(0.5)	0.1	—	(0.4)
Prepaid expenses and other current assets	0.3	3.2	1.1	—	4.6
Accounts payable and other current liabilities	2.7	1.3	0.9	—	4.9
Accrued salaries	(0.1)	1.6	(0.7)	—	0.8
Accrued interest	(11.6)	—	—	—	(11.6)
Other	1.8	(0.6)	(0.1)	—	1.1

Net cash provided by (used in) operating activities – continuing operations	(12.9)	21.0	16.5	—	24.6
Net cash used in operating activities – discontinued operations	—	(2.9)	—	—	(2.9)

Net cash provided by (used in) operating activities	(12.9)	18.1	16.5	—	21.7
Investing activities:
Acquisition of healthcare businesses	(19.4)	—	—	—	(19.4)
Purchase of property and equipment, net	(11.0)	(8.4)	(5.6)	—	(25.0)
Proceeds from disposition of healthcare businesses	1.6	—	—	—	1.6

Net cash used in investing activities – continuing operations	(28.8)	(8.4)	(5.6)	—	(42.8)
Net cash used in investing activities – discontinued operations	—	(0.3)	—	—	(0.3)

Net cash used in investing activities	(28.8)	(8.7)	(5.6)	—	(43.1)
Financing activities:
Payments on capital leases and other obligations	—	(0.9)	—	—	(0.9)
Advances (to) from Parent	18.7	(10.6)	(8.9)	—	(0.8)
Distributions to non-controlling interests	—	—	(1.1)	—	(1.1)
Repurchases of non-controlling interests	—	—	(1.1)	—	(1.1)

Net cash provided by (used in) financing activities – continuing operations	18.7	(11.5)	(11.1)	—	(3.9)
Net cash provided by financing activities – discontinued operations	—	0.1	0.6	—	0.7

Net cash provided by (used in) financing activities	18.7	(11.4)	(10.5)	—	(3.2)
Change in cash and cash equivalents	(23.0)	(2.0)	0.4	—	(24.6)
Cash and cash equivalents at beginning of year	48.4	(2.7)	(3.3)	—	42.4

Cash and cash equivalents at end of year	$25.4	$(4.7)	$(2.9)	$—	$17.8

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2013

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Nine Months Ended September 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(17.2)	$(12.0)	$4.4	$7.4	$(17.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	7.4	—	—	(7.4)	—
Loss (income) from discontinued operations	—	8.6	(0.8)	—	7.8
Depreciation and amortization	4.0	18.8	10.4	—	33.2
Amortization of loan costs and debt discount	2.3	0.5	0.2	—	3.0
Provision for bad debts	—	39.7	33.9	—	73.6
Deferred income taxes	2.4	—	—	—	2.4
Stock-based compensation	0.6	—	—	—	0.6
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Accounts receivable, net	(0.3)	(40.1)	(41.7)	—	(82.1)
Inventories	—	(0.4)	0.4	—	—
Prepaid expenses and other current assets	1.3	(2.7)	(0.8)	—	(2.2)
Accounts payable and other current liabilities	(0.5)	3.5	1.6	—	4.6
Accrued salaries	(1.7)	0.1	(0.1)	—	(1.7)
Accrued interest	(11.6)	—	—	—	(11.6)
Other	0.5	(0.3)	(0.5)	—	(0.3)

Net cash provided by (used in) operating activities – continuing operations	(12.8)	15.7	7.0	—	9.9
Net cash provided by (used in) operating activities – discontinued operations	—	(3.7)	0.8	—	(2.9)

Net cash provided by (used in) operating activities	(12.8)	12.0	7.8	—	7.0
Investing activities:
Purchase of property and equipment, net	(4.2)	(7.7)	(9.6)	—	(21.5)
Proceeds from disposition of healthcare businesses	—	1.6	—	—	1.6

Net cash used in investing activities	(4.2)	(6.1)	(9.6)	—	(19.9)
Financing activities:
Payments on capital leases and other obligations	—	(5.9)	(0.3)	—	(6.2)
Advances (to) from Parent	(2.5)	1.4	1.1	—	—
Distributions to non-controlling interests	—	—	(0.8)	—	(0.8)
Repurchases of non-controlling interests	—	—	(0.2)	—	(0.2)

Net cash used in financing activities	(4.3)	(2.7)	(0.2)	—	(7.2)
Change in cash and cash equivalents	(19.5)	1.4	(2.0)	—	(20.1)
Cash and cash equivalents at beginning of year	39.5	(4.4)	(1.8)	—	33.3

Cash and cash equivalents at end of year	$20.0	$(3.0)	$(3.8)	$—	$13.2

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in six states. As of September 30, 2013, as part of continuing operations, we operated 11 acute care hospitals (ten of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,504 licensed beds. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

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

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the nine months ended September 30, 2012, we recognized $1.2 million of other income related to estimated EHR incentive payments. During the three and nine months ended September 30, 2013 we recognized $5.1 million and $5.5 million of other income related to estimated EHR incentive payments, respectively. We currently estimate that at a minimum the total costs incurred to comply will be recovered through this initiative.

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

On August 19, 2013, CMS published its final IPPS rule for FFY2014 (the “Final Rule”), which began on October 1, 2013. Among other things, the Final Rule provides for a payment increase of 0.7% for hospitals that successfully report the quality measures for CMS’s Inpatient Quality Reporting Program in FFY 2014, and a payment rate reduction of 1.3% for those that do not. The update is based on a proposed hospital market value increase of 2.5%, which is reduced by a multi-factor productivity adjustment of 0.5% and an additional 0.3% as required by the Affordable Care Act. In addition, the update is also reduced by a documentation and coding adjustment of 0.8% as required by ATRA and an additional 0.2% to offset the cost of proposed changes to CMS’s admission and medical review criteria for inpatient services (discussed in more detail below). CMS has indicated in the Final Rule that it expects to make similar documentation and coding adjustments in FFYs 2015, 2016 and 2017 in order to recover the full amounts required to be recouped by ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 as a result of the transition to the MS-DRG system and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

With respect to the Medicare program’s admission and medical review criteria for inpatient services, the Final Rule modifies CMS’s policy on how Medicare contractors will review inpatient hospital services for payment purposes. Under the final rule, in addition to services designated by CMS as inpatient-only services, surgical procedures, diagnostic tests, and other treatments will generally be considered to be appropriate for inpatient admission and inpatient hospital payment under Medicare Part A when the treating physician expects the beneficiary to require a stay that crosses at least two midnights and admits the beneficiary to the hospital based on that expectation. As for medical review, the Final Rule establishes a presumption that inpatient hospital claims with lengths of stay greater than two midnights will be presumed generally appropriate for reimbursement under Medicare Part A. However, inpatient hospital claims with lengths of stay less than two midnights after the formal admission following the order will not be subject to that presumption and may be reviewed by Medicare contractors and recovery auditors for appropriateness for Medicare Part A payment. When reviewing such claims, the Final Rule requires Medicare contractors and recovery auditors to evaluate the physician order for admission as well as certain medical documentation. While the Final Rule became effective on October 1, 2013, CMS indicated on November 5, 2013 that, for any service on or prior to March 31, 2014, it will not permit recovery auditors to review inpatient admissions of one midnight or less. During this period, CMS will instruct Medicare Administrative Contractors to review a small sample of inpatient hospital claims spanning less than two midnights after admission to determine a hospital’s compliance with the new criteria. The Final Rule also finalized a proposal from a separate proposed rule that provides that if a Medicare Part A claim for inpatient services is denied because the inpatient admission was not reasonable and necessary, or if a hospital determines through a specified self-audit process that the beneficiary’s inpatient admission was not reasonable and necessary, the hospital may bill Medicare Part B for certain service that were billed under Medicare Part A, provided the beneficiary is enrolled in Medicare Part B.

In addition to establishing the payment rate update, and modifying the Medicare program’s admission and medical review criteria for hospital inpatient services, the Final Rule for FFY 2014 also implements the Affordable Care Act’s modifications to the Medicare program’s DSH payment methodology. Under the Final Rule, hospitals will receive 25% of the amount they previously would have received under the current statutory formula for Medicare DSH payments. The remaining amount will be paid as additional payments to DSH hospitals after that amount is reduced for changes in the percentage of individuals that are uninsured. The additional payment amounts will be paid based on the hospital’s uncompensated care amount for a given period relative to the uncompensated care amount for that same time period for all hospitals that receive Medicare DSH payments. CMS estimates that these changes will reduce payments to hospitals by approximately $500 million in FFY 2014.

Finally, the IPPS final rule for FFY 2014 also finalizes the expiration of the Medicare dependent hospital (“MDH”) program and the expiration of the temporary expansion of the Medicare low-volume hospital (“LVH”) program that had been implemented by the Affordable Care Act and the ATRA. The MDH program historically provided enhanced payment support for rural hospitals that met certain criteria. The Affordable Care Act and the ATRA had extended the MDH through FFY 2013. The LVH program provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year, and had been temporarily expanded by the Affordable Care Act and the ATRA through FFY 2013. Congressional legislation to extend both the MDH program and the expansion to the LVH program for an additional year has been introduced, but we cannot predict whether or not the legislation will be enacted. The expiration of the MDH program and the expiration of the temporary expansion of the LVH program will result in a projected aggregate reduction in payments from the Medicare program of approximately $175 million and $266 million, respectively, in FFY 2014.

On September 18, 2013, CMS issued a final rule regarding the Medicaid state DSH allotment reductions that are required by the Affordable Care Act. The final rule sets forth the methodology that will be used to implement the required allocation reductions in FFY 2014 and FFY 2015. However, it does not set forth the methodology that will be used to implement the reductions required in FFYs 2016 and beyond. CMS has indicated that the methodology used to implement those reductions will be the subject of a future rulemaking. The rule is slated to go into effect October 1, 2013; however, both the Proposed Budget and current proposals in Congress would delay the cuts to the Medicare and Medicaid DSH programs. We cannot predict whether the Proposed Budget or any other legislation postponing or reducing the cuts to the Medicare and Medicaid DSH programs will be approved by Congress.

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

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, HHS will reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. For FFY 2014, CMS will increase the applicable reductions to 1.25%. CMS will evaluate hospitals’ performance during a performance period and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. For the FFY 2016 hospital value-based purchasing program, CMS finalized removing three measures and adding four measures. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. Also beginning in FFY 2013, hospitals that have “excess readmissions” for specified conditions will receive reduced reimbursement. Each hospital’s performance will be publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive 99% of what they would otherwise be paid under the IPPS. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

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

On January 17, 2013, HHS issued a final rule which, among other things, made final modifications to the HIPAA Privacy, Security, and Enforcement Rules mandated by the HITECH Act; adopted changes to the HIPAA Enforcement Rule to incorporate the increased and tiered civil money penalty structure provided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information which replaces the breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA Privacy Rule as required by the Genetic Information Nondiscrimination Act (GINA). The new rules are effective as of March 26, 2013. Our facilities were required to comply with the applicable requirements of the Final HIPAA Rule by September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014. We cannot yet quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts and charity care. For the three months ended September 30, 2013, our uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 23.7%, compared to 21.8% during the same prior year period. For the nine months ended September 30, 2013, our uncompensated care as a percentage of revenue was 23.0%, compared to 21.3% during the same prior year period.

We anticipate that if we experience further growth in uninsured volume and revenue, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase and our results of operations could be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2012 and September 30, 2013:

December 31, 2012	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.5%	0.8%	0.5%	27.8%
Medicaid(1)	6.1	0.6	0.5	7.2
Managed Care and Other	18.2	1.8	0.6	20.6
Self-Pay(2)	11.4	9.7	23.3	44.4

Total	62.2%	12.9%	24.9%	100.0%

September 30, 2013	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	28.1%	1.2%	1.3%	30.6%
Medicaid(1)	6.7	0.7	0.5	7.9
Managed Care and Other	16.7	1.8	0.9	19.4
Self-Pay(2)	10.7	8.9	22.5	42.1

Total	62.2%	12.6%	25.2%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenue for the three months ended September 30, 2013 increased 5.1% to $184.9 million, compared to $175.9 million in the same prior year period. Revenue for the nine months ended September 30, 2013 increased 0.5% to $545.0 million, compared to 542.2 million in the same prior year period.

Revenue for the nine months ended September 30, 2013 was impacted by the CMS’ release of updated Supplemental Security Income (“SSI”) percentages for the fiscal year ended December 31, 2011. As a result of the updated SSI percentages, we recorded a reduction to revenue during the nine months ended September 30, 2013 of approximately $1.4 million. Revenue for the nine months ended September 30, 2013 also was impacted by the BCA that was signed on August 2, 2011. The BCA resulted in automatic spending cuts across government programs, including a 2% reduction in Medicare spending. The automatic spending cuts, known as “sequestration”, began April 2013. For the three and nine months ended September 30, 2013, sequestration negatively impacted our revenue by approximately $1.2 million and $2.4 million, respectively.

The nine months ended September 30, 2012 included approximately $7.0 million of revenue related to the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP, in which our Oklahoma hospitals participate. SHOPP allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. Revenue from this assessment is used to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. On January 17, 2012, CMS approved SHOPP with an effective date of July 1, 2011. Based on the approval date of January 17, 2012, we recorded the $7.0 million of revenue related to SHOPP from July 1, 2011 through December 31, 2011 during the nine months ended September 30, 2012. This approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles.

The nine months ended September 30, 2012 also included approximately $6.6 million of revenue related to the industry-wide rural floor provision settlement litigation. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals and to calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation was settled effective April 5, 2012.

Excluding the approximately $13.6 million of revenue related to both SHOPP and the rural floor settlement described above, our revenue for the nine months ended September 30, 2013 increased $16.4 million, or 3.1%, compared to the prior year period.

Admissions decreased 3.7% and 2.2%, respectively, for the three and nine months ended September 30, 2013, compared to the same prior year periods. Adjusted admissions decreased 2.0% and 1.1%, respectively, for the three and nine months ended September 30, 2013, compared to the same prior year periods. Our inpatient surgeries increased 0.6% and decreased 0.2%, respectively, for the three and nine months ended September 30, 2013, compared to the same prior year period. Our outpatient surgeries increased 1.8% and 3.8% for the three and nine months ended September 30, 2013, compared to the same prior year periods. In general, we believe our hospital volumes are still being impacted by continued high unemployment along with patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures.

The following table sets forth the percentages of revenue after the provision for bad debts by payor for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Medicare(1)	44.3%	43.0%	43.6%	43.7%
Medicaid(1)	15.9	16.3	17.1	16.5
Managed Care and Other	37.0	38.3	37.5	38.2
Self-pay	2.8	2.4	1.7	1.6

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.

Revenue per adjusted admission increased 7.2% for the three months ended September 30, 2013, compared to the same prior year period. The increase in revenue per adjusted admission for the three months ended September 30, 2013 is primarily due to an increase in acuity as evidenced by a 7.1% increase in our Medicare case mix index for the quarter and our managed care pricing. Revenue per adjusted admission increased 1.6% for the nine months ended September 30, 2013, compared to the same prior year periods. The change in our revenue per adjusted admissions for the nine months ended September 30, 2013 was impacted by the prior year revenue recognized from SHOPP and the rural floor provision settlement discussed previously. Excluding the revenue related to SHOPP and the rural floor settlement, our revenue per adjusted admission increased 4.3% for the nine months ended September 30, 2013, compared to the same prior year period. The increase in our revenue per adjusted admission for the nine months ended September 30, 2013 is primarily due to an increase in acuity for the nine month period.

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

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Continuing operations(1):
Admissions(2)	11,049	10,643	32,816	32,096
Adjusted admissions(3)	23,418	22,961	69,231	68,476
Revenue per adjusted admission (6)	$7,511	$8,053	$7,832	$7,961
Inpatient surgeries	2,475	2,490	7,259	7,243
Outpatient surgeries(4)	5,582	5,683	16,495	17,129
Emergency room visits(5)	57,048	55,669	163,552	166,219

(1)	Excludes all operations included in discontinued operations.
(2)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(3)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(4)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(5)	Represents the total number of hospital-based emergency room visits.
(6)	Revenue per adjusted admission for the nine months ended September 30, 2012 includes approximately $13.6 million of revenue related to the prior period SHOPP and rural floor settlement described previously.

RESULTS OF OPERATIONS

The following table presents summaries of results from continuing operations for the three and nine months ended September 30, 2012 and 2013, respectively. Dollar amounts below are in millions.

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$193.4	110.0%	$210.2	113.7%	$601.6	111.0%	$618.6	113.5%
Provision for bad debts	(17.5)	(10.0)%	(25.3)	(13.7)%	(59.4)	(11.0)%	(73.6)	(13.5)%

Revenue	175.9	100.0%	184.9	100.0%	542.2	100.0%	545.0	100.0%
Costs and expenses:
Salaries and benefits	82.6	47.0%	84.7	45.8%	250.3	46.2%	252.9	46.4%
Supplies	29.0	16.5%	31.5	17.0%	85.5	15.8%	91.1	16.7%
Other operating expenses	44.8	25.5%	47.3	25.6%	133.1	24.5%	138.6	25.4%
Other income	—	—	(5.1)	(2.8)%	(1.2)	(0.2)%	(5.5)	(1.0)%
Management fees	—	—	—	—	0.1	—	0.1	—
Interest, net	13.6	7.7%	13.8	7.5%	39.5	7.3%	41.0	7.5%
Depreciation and amortization	9.6	5.5%	11.9	6.4%	26.3	4.9%	33.2	6.1%

Total costs and expense	179.6	102.1%	184.1	99.6%	533.6	98.4%	551.4	101.2%

Income (loss) from continuing operations before income taxes	(3.7)	(2.1)%	0.8	0.4%	8.6	1.6%	(6.4)	(1.2)%
Income taxes	0.9	0.5%	0.8	0.4%	2.7	0.5%	3.2	0.6%

Income (loss) from continuing operations	(4.6)	(2.6)%	—	—	5.9	1.1%	(9.6)	(1.8)%
Loss from discontinued operations, net of taxes	(0.9)	(0.5)%	(5.0)	(2.7)%	(7.8)	(1.4)%	(7.8)	(1.4)%

Net loss	$(5.5)	(3.1)%	$(5.0)	(2.7)%	$(1.9)	(0.4)%	$(17.4)	(3.2)%

Less: Net income (loss) attributable to non-controlling interests	—	—	0.1	0.1%	0.2	—	(0.2)	—

Net loss attributable to Capella Healthcare, Inc.	$(5.5)	(3.1)%	$(5.1)	(2.8)%	$(2.1)	(0.4)%	$(17.2)	(3.2)%

Three Months Ended September 30, 2013 Compared to September 30, 2012

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenue. Revenue for the three months ended September 30, 2013 was $184.9 million, an increase of $9.0 million, or 5.1%, over the prior year period. The increase in revenue was due to an increase in revenue per adjusted admission of 7.2%, offset by a decline in adjusted admissions of approximately 2.0%. As previously discussed, revenue was negatively impacted by sequestration. Sequestration had a negative impact on revenue of $1.2 million compared to the prior year period.

Our revenue also was impacted by an increase in our provision for bad debts, which was up $7.8 million, or 44.6% compared to the prior year period. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes. Self-pay admissions were 6.6% of total admissions, compared to 6.1% in the prior year period. Self-pay gross revenue increased 18.1%, compared to the prior year period.

Salaries and benefits. Salaries and benefits for the three months ended September 30, 2013 was $84.7 million, or 45.8% of revenue, compared to $82.6 million, or 47.0% of revenue in the prior year period. The change in salaries and benefits as a percentage of revenue is due primarily to the growth in revenue and productivity improvements at our facilities.

Supplies. Supplies expense for the three months ended September 30, 2013 was $31.5 million, or 17.0% of revenue, compared to $29.0 million, or 16.5% of revenue in the prior year period. The change in our supplies margin was due primarily to the increase in supply-intensive inpatient cases and the 1.8% increase in outpatient surgeries.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the three months ended September 30, 2013, we recognized approximately $5.1 million of incentive reimbursements.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2013 was $11.9 million, or 6.4% of revenue, compared to $9.6 million, or 5.5% of revenue in the prior year period. The increase in depreciation and amortization expense compared to the prior year period is due primarily to the increased amount of fixed assets acquired through acquisitions over the past year along with the implementation of information technology equipment in order to achieve EHR incentive payments.

Nine Months Ended September 30, 2013 Compared to September 30, 2012

As noted previously, our results for the nine months ended September 30, 2012 were impacted by SHOPP and the rural floor settlement. During the nine months ended September 30, 2012, we recorded revenue and expenses related to the prior period (July 1, 2011 to December 31, 2011) SHOPP program and the rural floor provision settlement of $13.6 million and $5.1 million, respectively. For comparability purposes, the following table presents summaries of our results from continuing operations for the nine months ended September 30, 2012 and 2013, respectively, with the nine months ended September 30, 2012 adjusted to exclude the impact of revenue and expenses related to the prior period SHOPP program and rural floor provision settlement.

Results of Operations Adjusted for Impact of SHOPP and Rural Floor on the Nine Months Ended September 30, 2012

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013
	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$588.0	111.2%	$618.6	113.5%
Provision for bad debts	(59.4)	(11.2)%	(73.6)	(13.5)%

Revenue	528.6	100.0%	545.0	100.0%
Costs and expenses:
Salaries and benefits	248.1	46.9%	252.9	46.4%
Supplies	85.5	16.2%	91.1	16.7%
Other operating expenses	130.2	24.6%	138.6	25.4%
Other income	(1.2)	(0.2)%	(5.5)	(1.0)%
Management fees	0.1	—	0.1	—
Interest, net	39.5	7.5%	41.0	7.5%
Depreciation and amortization	26.3	5.0%	33.2	6.1%

Total costs and expense	528.5	97.5%	551.4	101.2%

Income (loss) from continuing operations before income taxes	0.1	0.0%	(6.4)	(1.2)%
Income taxes	2.7	0.5%	3.2	0.6%

Loss from continuing operations	(2.6)	(0.5)%	(9.6)	(1.8)%
Loss from discontinued operations, net of tax	(7.8)	(1.5)%	(7.8)	(1.4)%

Net loss	$(10.4)	(2.0)%	$(17.4)	(3.2)%

Less: Net income (loss) attributable to non-controlling interests	0.2	0.0%	(0.2)	(0.0)%

Net loss attributable to Capella Healthcare, Inc.	$(10.6)	(2.0)%	$(17.2)	(3.2)%

The period-over-period discussion that follows is based on the table above, adjusted for the impact on the prior year period of SHOPP and the rural floor settlement. The following discussion also excludes all operations included in discontinued operations and is for continuing operations only.

Revenue. Revenue for the nine months ended September 30, 2013 was $545.0 million, an increase of $16.4 million, or 3.1%, over the same prior year period. The increase in revenue was due to an increase in revenue per adjusted admission of 4.3%, offset by a decline in adjusted admissions of approximately 1.1%. Revenue was also negatively impacted by $3.8 million from the updated SSI percentages and sequestration discussed earlier.

Our revenue was impacted by an increase in our provision for bad debts, which was up $14.2 million, or 23.9% compared to the prior year period. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes. Self-pay gross revenue increased 10.8%, compared to the prior year period.

Salaries and benefits. Salaries and benefits for the nine months ended September 30, 2013 was $252.9 million, or 46.4% of revenue, compared to $248.1 million, or 46.9% of revenue in the prior year period. The change in salaries and benefits as a percentage of revenue is due primarily to the growth in revenue along with productivity improvements across our facilities.

Supplies. Supplies expense for the nine months ended September 30, 2013 was $91.1 million, or 16.7% of revenue, compared to $85.5 million, or 16.2% of revenue for the nine months ended September 30, 2012. The change in our supplies margin was due primarily to an increase in supply intensive inpatient surgical cases and a 3.8% increase in outpatient surgeries.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the nine months ended September 30, 2013 was $138.6 million, or 25.4% of revenue, compared to $130.2 million, or 24.6% of revenue for the nine months ended September 30, 2012. The increase in other operating expenses as a percentage of revenue is due primarily to an approximately $5.4 million increase in professional fees and contract services generated by hospitalist programs and new service lines at our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the nine months ended September 30, 2013, we recognized approximately $5.5 million of incentive reimbursements, compared to $1.2 million for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the nine months ended September 30, 2012 and 2013.

	Nine Months Ended September 30,
	2012	2013
	(In millions)
Cash provided by operating activities	$21.7	$7.0
Cash used in investing activities	(43.1)	(19.9)
Cash used in financing activities	(3.2)	(7.2)

Operating Activities

Cash provided by operating activities was $21.7 million for the nine months ended September 30, 2012, compared to $7.0 million for the nine months ended September 30, 2013. The prior year period included approximately $13.6 of cash received related to SHOPP and the rural floor settlement discussed previously. Excluding the $13.6 million of cash received in the prior year period, our operating cash flows decreased approximately $1.1 million.

At September 30, 2013, we had working capital excluding assets and liabilities held for sale of $77.0 million, including cash and cash equivalents of $13.2 million, compared to working capital at December 31, 2012 of $88.0 million, including cash and cash equivalents of $33.3 million.

Investing Activities

Cash used in investing activities was $43.1 million for the nine months ended September 30, 2012 compared to $19.9 million for the nine months ended September 30, 2013. Capital expenditures for the nine months ended September 30, 2012 were $25.0 million compared to $21.5 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we spent approximately $8.3 million on information technology, $4.9 million on routine capital and $8.3 million on growth capital.

Financing Activities

Cash used in financing activities was $3.2 million for the nine months ended September 30, 2012 compared to $7.2 million for the nine months ended September 30, 2013. Cash used in financing activities includes approximately $6.2 million of payments made on our capital lease obligations along with approximately $0.8 million of distributions made to non-controlling interests during the nine months ended September 30, 2013.

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

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2012 and September 30, 2013, we were in compliance with all debt covenants that were subject to testing at such dates.

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

We had $33.3 million and $13.2 million of cash and cash equivalents as of December 31, 2012 and September 30, 2013, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

Obligations and Commitments

During the nine months ended September 30, 2013, there were no material changes in our contractual obligations as presented in our 2012 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2013, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.	Amendment No. 3 to Senior Management Agreement, dated August 31, 2013, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson*

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*	Management compensatory plan or arrangement
**	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Steven R. Brumfield
Steven R. Brumfield
Vice President and Controller
(principal accounting officer and authorized officer)

Date: November 8, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012)

10.	Amendment No. 3 to Senior Management Agreement, dated August 31, 2013, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson*

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Definition Linkbase Document**

101.LAB	XBRL Taxonomy Label Linkbase Document**

101.PRE	XBRL Taxonomy Presentation Linkbase Document**

*	Management compensatory plan or arrangement
**	Furnished electronically herewith.