Form 10-K
period 2013-12-31
Capella Healthcare, Inc.
filed 2014-03-11
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

As of March 11, 2014, the number of outstanding shares of the registrant’s common stock was 100.

Capella Healthcare, Inc.

PART I

Item 1.	Business.

Company Overview

Capella Healthcare, Inc., a Delaware corporation which was formed on April 15, 2005, is a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. Unless otherwise noted or unless the context requires otherwise, the term “Capella” refers to Capella Healthcare, Inc. and the terms the “Company,” “we,” “us” and “our” refer to Capella and its consolidated subsidiaries. As of December 31, 2013, as part of continuing operations, we operated 11 acute care hospitals (ten of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,504 licensed beds in six states.

Our hospitals offer a broad range of general acute care services, including, but not limited to, internal medicine, general surgery, cardiology, oncology, orthopedics, women’s services, neurology and emergency services. In addition, our facilities also offer other specialized and ancillary services, including, for example, psychiatric, diagnostic, rehabilitation, home health and outpatient surgery.

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

We generated $651.4 million, $718.2 million and $722.3 million in revenue from continuing operations, net of the provision for bad debts, for the years ended December 31, 2011, 2012, and 2013, respectively.

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

•

Local Physician Leadership Groups, or LPLGs. Our LPLGs are comprised of six to eight physician leaders and our hospital chief executive officer, or hospital CEO, in each of our markets. The groups (i) provide ongoing dialogue with hospital administration; (ii) help develop key clinical strategic initiatives for the hospital; and (iii) promote patient care excellence.

•

Physician Advisory Group, or PAG. Our PAG is comprised of physician leaders across the Company. The group (i) provides clinical review and guidance related to information system design, build-out and workflow; (ii) advises us on physician communication and education; and (iii) identifies opportunities where technology can be used to improve clinical processes and outcomes.

•

National Physician Leadership Group, or NPLG. Our NPLG is comprised of one member of each LPLG and Capella’s executive management team. The group (i) receives updates on the Company’s corporate strategy and vision; (ii) discusses quality of care issues and goals; (iii) promotes networking among Capella-affiliated physicians; (iv) offers advice on special projects where front line physician input is critical; and (v) allows members of the medical staff to have direct communication with members of Capella’s executive management team.

•

Chief Medical Officer, or CMO. Our corporate CMO is responsible for facilitating the work of our NPLG, ensuring that physician leaders from across the Company are continuously involved in shaping our vision and future strategies. The CMO is also responsible for providing leadership for the quality and service excellence initiatives at each of our hospitals as well as for on-going communication with medical staff members. The Company’s CMO, Dr. Erik Swensson, retired effective February 28, 2014. The Company currently is conducting a nationwide search to fill the position.

•

Training and Education. We provide a customized on-line learning center comprised of approximately 3,000 clinically based courses to all our staff. Our corporate office develops and implements a work plan for each of our hospitals based upon their specific needs. Each hospital’s Chief Quality Officer, or CQO, and Chief Nursing Officer, or CNO, in turn, develops individual educational work plans for each staff member at their facility. Usage of the Capella Learning Center is monitored by the corporate office and is reported to Capella’s executive management team. We also work with an independent consulting group to provide training in the areas of improving patient care processes as well as employee, physician and patient satisfaction. We believe this is a critical element in emphasizing our philosophy that, if our employees and physicians enjoy where they work, and if they are intellectually stimulated, they will improve patient care excellence. We survey our physicians and our employees on an annual basis to identify objectives for quality and satisfaction improvement.

•

Compensation. We base the incentive compensation for our hospital administrative teams in significant part on achieving key individual and facility quality and service metrics, such as performance on patient satisfaction surveys and other core measurements.

Investing in Technology to Improve Patient Care

We believe that investment in technology drives improvement in clinical outcomes and quality of patient care. The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of electronic health records (“EHR”) by both physicians and hospitals. We believe that these systems improve quality, safety and clinical outcomes, and we intend to comply with all EHR meaningful use requirements of the HITECH Act.

Continued Physician Engagement and Alignment Initiatives

Our ability to meet the medical care needs of our communities and enhance and expand our services is highly dependent on our physician engagement strategies. We have a comprehensive recruiting program that is directed at the local level by our hospital CEOs and Boards of Trustees. We supplement our local teams with several third party recruiting firms to assist in identifying candidates that match the profile of our physician needs. We maintain a flexible approach to aligning our goals with our physician partners, including our willingness to recruit physicians through multi-year employment and/or income guarantee arrangements and to enter into other collaborative arrangements. As discussed above, our executive management team includes a CMO to assume leadership responsibility for facilitating the work of our NPLG in an effort to keep physician leaders across the Company continuously involved in shaping the Company’s vision and future strategies. In addition, we believe physicians are attracted to our hospitals because of several factors, including:

•	our commitment to patient care excellence;

•	our willingness to deploy strategic capital to improve the delivery of care;

•	our focus on employing and developing high quality nursing and support staff; and

•	our integration into, and support of, the communities we serve.

Identifying and Establishing Strong Local Market Leadership

We empower our individual hospital management teams to develop comprehensive strategic plans that position their respective hospitals to meet the healthcare needs of the communities we serve. In addition to strong corporate oversight and resources, each of our local leadership teams is supported by a local Board of Trustees and a LPLG. The Board of Trustees is comprised of physicians and community leaders as well as the hospital CEO. We believe local community leaders are an important resource for our hospital CEOs to insure that we are being responsive to the needs of the communities we serve. Our LPLGs are typically comprised of local physician leaders as well as members of our hospital’s administration. These groups ensure that we are providing patient care excellence, offering the appropriate medical services, maintaining high quality employees and recruiting the best physicians to our medical staff. Our corporate office provides continuous operational, financial and human resources support to our local teams and has designed programs that allow us to share best practices across our entire portfolio of facilities.

Expanding the Services We Provide

Each year, we conduct in-depth strategic reviews of the major service lines at each of our facilities as well as market demand for additional services. We leverage our local market knowledge, together with input and guidance from our local physician and community leaders, to prioritize the healthcare services that our communities are seeking. We then initiate an assessment and develop an investment plan that supports the expansion of the appropriate services. Focus areas include:

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

Pursuing Acquisitions and Strategic Relationships

We believe we will continue to have opportunities to pursue acquisitions of hospitals and other healthcare facilities both in existing and new markets. We will pursue a disciplined acquisition strategy in markets where we believe we can have the greatest impact on operational and quality performance of the acquired facility. We will continue to target acute care hospitals and ancillary facilities in attractive, primarily non-urban markets with populations generally greater than 35,000. We have focused criteria that cover multiple aspects of a new facility and include demographics, patient care results, operational improvement, financial improvement and cultural alignment. We perform a significant amount of due diligence on each facility we intend to acquire to ensure that our criteria are met.

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

Management and Oversight

Our executive management team has extensive experience in operating multi-facility hospital networks and plays a vital role in the strategic planning for our facilities. A hospital’s local management team is generally composed of a chief executive officer, chief operating officer, chief financial officer, chief nursing officer and chief quality officer. Local management teams, in consultation with their LPLG and the hospital’s Board of Trustees and our corporate staff, develop annual operating plans setting forth growth strategies through the expansion of current services, implementation of new services and the recruitment and retention of physicians in each community, as well as plans to improve operating efficiencies and reduce costs. We believe that the ability of each local management team to identify and meet the needs of our patients, medical staffs and the community as a whole is critical to the success of our hospitals. We base the compensation for each local management team in part on its ability to achieve the goals set forth in the annual operating plan, including quality of care, patient satisfaction and financial measures.

The Board of Trustees at each hospital, consisting of local community leaders, members of the medical staff and the hospital CEO, advises the local management teams and helps develop the strategic operating plan for their hospital. In addition, it plays a key role in providing the patient care excellence that Capella demands. Members of each Board of Trustees are identified and recommended by our local management teams. The Boards of Trustees oversees policies concerning medical, professional and ethical practices, monitor these practices and ensure that they conform to our high standards. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and to meet accreditation and regulatory requirements.

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

Outpatient Services

The healthcare industry has experienced an accelerated shift during recent years from inpatient services to outpatient services as Medicare, Medicaid and managed care payors have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology also have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, we expect inpatient admission use rates to moderate over the long term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through expanding service offerings and increasing the throughput and convenience of our emergency departments, outpatient surgery facilities and other ancillary units in our hospitals. We also own minority interests in a surgery center in the Muskogee, Oklahoma service area. We continually upgrade our resources, including procuring excellent physicians and nursing staff and utilizing technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volumes from the baby boomers.

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

The table below presents the approximate percentage of revenue before the provision for bad debts we received from the following sources for the periods indicated :

	Year Ended December 31,
	2011	2012(2)	2013
Medicare(1)	39.2%	39.2%	38.1%
Medicaid(1)	12.8	15.3	14.4
Managed Care and other	37.9	35.3	36.0
Self-Pay	10.1	10.2	11.5

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The increase in Medicaid revenue for 2012 is due primarily to the Oklahoma Supplemental Hospital Offset Payment Program, or SHOPP. SHOPP increased Medicaid revenue by approximately $21.5 million in fiscal 2012.

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

On August 19, 2013, CMS published its Medicare IPPS final rule for Federal Fiscal Year (“FFY”) 2014, which began on October 1, 2013. For FFY2012 (which began on October 1, 2011 and ended on September 30, 2012), FFY2013 (which began on October 1, 2012 and ended on September 30, 2013), and FFY2014, the hospital market basket index increased 3.0%, 2.6% and 2.5%, respectively. For FFY2014, hospitals that do not submit data on quality measures will receive a 0.5% market basket index update. Generally, however, the percentage increase in the DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals. In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFY2012, FFY2013 and FFY2014 were reduced by CMS by 0.10%, 0.10%, and 0.30%, respectively. For FFY2012 and each subsequent fiscal year, as also mandated by the Affordable Care Act, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private nonfarm business multi-factor productivity. For FFY2012, FFY2013 and FFY2014, the productivity adjustment equated to a 1.0%, 0.7% and 0.5% reduction in the market basket increase, respectively. In addition, in FFY2011, FFY2012 and FFY2013, IPPS payment rates to hospitals were increased by 2.9%, decreased by 2.0% and decreased by 1.0%, respectively, for documentation and coding adjustments that were required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), and decreased by 0.8% in FFY2014 for additional documentation and coding adjustments required by the American Taxpayer Relief Act of 2012 (“ATRA”). The market basket increase for FFY2014 was also reduced by 0.2% to offset the cost of changes to the Medicare program’s admission and medical review criteria for hospital inpatient admissions services. The TMA Act also required CMS to recoup the increase in spending in FFYs 2008 and 2009 by FFY2012. In the IPPS final rule for FFY2011, CMS reduced the standardized amount by (2.9%), which represented half of the required retrospective adjustment. The remaining (2.9%) retrospective reduction was implemented in FFY2012. However, because the (2.9%) retrospective reduction that was made in FFY2011 was restored in FFY2012, the retrospective adjustment that was made in FFY2012 was essentially negated. As noted above, the (2.9%) retrospective reduction that was made in FFY2012 was restored in FFY2013. Lastly, the TMA Act also required CMS to make an additional prospective cumulative adjustment of (3.9%) to eliminate the full effect of the documentation and coding changes on future payments. The TMA Act gave CMS discretion as to the timing of the implementation of the prospective documentation and coding adjustment, and CMS did not implement any portion of the adjustment in FFY2010 and FFY2011. CMS did, however, implement a (2.0%) prospective documentation and coding adjustment in FFY2012 and completed the remaining (1.9%) prospective adjustment in FFY2013.

With respect to the Medicare program’s admission and medical review criteria for inpatient services, in the IPPS final rule for FFY 2014, CMS issued the “two midnight rule”, which modified CMS’s policy regarding how Medicare contractors will review inpatient hospital services for payment purposes. Under the final rule, in addition to services designated by CMS as inpatient-only services, surgical procedures, diagnostic tests, and other treatments will generally be considered to be appropriate for inpatient admission and inpatient hospital payment under Medicare Part A when the treating physician expects the beneficiary to require a stay that crosses at least two midnights and admits the beneficiary to the hospital based on that expectation. As for medical review, the two midnight rule establishes a presumption that inpatient hospital claims with lengths of stay greater than two midnights will be presumed generally appropriate for reimbursement under Medicare Part A. However, inpatient hospital claims with lengths of stay less than two midnights after the formal admission following the order will not be subject to that presumption and may be reviewed by Medicare contractors and recovery auditors for appropriateness for Medicare Part A payment. When reviewing such claims, the two midnight rule requires Medicare contractors and recovery auditors to evaluate the physician order for admission as well as certain medical documentation. While the two midnight rule became effective on October 1, 2013, CMS originally indicated that, for a period of 90 days after the effective date of the rule, it would not permit recovery auditors to review inpatient admissions of one midnight or less that began on or after October 1, 2013. In guidance regarding the two midnight rule issued by CMS in late 2013, CMS announced that the Medicare Administrative Contractors and recovery auditors would not conduct reviews for compliance for claims with dates of admission between October 1, 2013 and March 31, 2014. On January 31, 2014, CMS announced another delay in enforcement of the two midnight rule, and stated that it is instructing recovery auditors to wait until September 30, 2014, to begin reviewing short inpatient stays.

The IPPS final rule for 2014 also finalized a proposal from a separate proposed rule that provides that if a Medicare Part A claim for inpatient services is denied because the inpatient admission was not reasonable and necessary, or if a hospital determines through a specified self-audit process that the beneficiary’s inpatient admission was not reasonable and necessary, the hospital may bill Medicare Part B for certain services that were billed under Medicare Part A, provided the beneficiary is enrolled in Medicare Part B.

The IPPS final rule for FFY 2014 also makes changes to the Hospital Inpatient Quality Reporting (“IQR”) Program. CMS finalized certain measures for removal in FFY 2016, and suspended additional measures. CMS also made adjustments to some existing measures, and finalized five additional claims based measures for FFY 2016. CMS finalized data submission requirements for voluntary electronic submission of IQR measures in CY 2014 including electronic reporting and chart abstraction requirements. Beginning in FFY 2015, hospitals that do not participate in the IQR program will lose one-quarter of the percentage in their payment updates.

As authorized by the Affordable Care Act, the United States Department of Health and Human Services (“HHS”) issued its final rule on April 29, 2011 launching the Hospital Value-Based Purchasing Program (the “VBP Program”). The VBP Program, which began in October 2012, provides that hospitals will be paid for inpatient acute care services based on quality of care measures as specifically set forth by CMS. The quality measures focus on how closely hospitals follow best clinical practices and how well hospitals enhance patients’ experiences of care. The higher the quality measures, the higher the reward from CMS. The IPPS final rule for FFY 2014 made some changes to the VBP Program, including finalizing a disaster/extraordinary circumstance exception process under the VBP program for hospitals struck by a natural disaster or experiencing extraordinary circumstances. Under the new policy, CMS allows a hospital to request a Hospital VBP program exception within 90 days of the natural disaster or other extraordinary circumstance. The Company intends for its facilities to achieve high levels of quality under the VBP Program, however, the Company cannot guarantee that its facilities’ reimbursement will increase and will not decrease as a result of the implementation of the VBP Program.

The ATRA, which was enacted on January 1, 2013, requires CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes represent overpayments resulting from documentation and coding adjustments from the implementation of the MS-DRG system. In the IPPS final rule for FFY 2014, CMS applied a (0.8%) adjustment as the first step in the recovery process required by ATRA and indicated that it expects to make similar adjustments in FFY 2015, FFY 2016, and FFY 2017 to recover the remaining outstanding amount.

Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of disproportionate share hospital (“DSH”) payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. However, the Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated. The amount that is withheld will be reduced by the percentage change in uninsured individuals under the age of 65 from 2013 to 2014 (as normalized to reflect the October 1 commencement date for each FFY) minus 0.1% and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period.

On January 18, 2012, CMS published a proposed rule with a service specific definition of “uncompensated care” for purposes of DSH reductions. Under this definition, uncompensated care would include services provided to insured individuals whose insurance does not cover a particular service or who have exhausted their insurance benefits. Costs associated with bad debt, including unpaid coinsurance and deductibles and payor discounts would not be considered “uncompensated care” under the proposed rule. In the IPPS final rule for FFY 2014, CMS finalized that a hospital’s amount of uncompensated care is defined as a Medicare DSH hospital’s insured low income days, or the sum of a hospital’s Medicare Supplemental Security Income (“SSI”) days and Medicaid days, rather than by actually measuring the amount of uncompensated care that is provided by DSH hospitals. While difficult to predict, the use of Medicaid and Medicare SSI days to approximate levels of uncompensated care could have an adverse effect on DSH hospitals that are located in states that have opted to not expand their Medicaid programs.

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

On November 27, 2013, CMS issued the final OPPS rates for calendar year (“CY”) 2014. Under the final rule, the payment rates under the OPPS were increased by 1.7% for CY 2014. The increase is based on the projected hospital market basket of 2.5% minus 0.8% in statutory reduction, which includes a multifactor productivity adjustment of 0.5%, and a 0.3% percentage point adjustment required by the Affordable Care Act. CMS continues to implement the statutory 2.0% reduction in payments for hospitals failing to meet the hospital outpatient quality reporting requirements. CMS also finalized its proposal to create 29 comprehensive APCs to replace 29 existing device-dependent APCs, but with a modification to apply a complexity adjustment. Implementation of these comprehensive APCs will be delayed until CY 2015. The rule also finalized four new measures for the Hospital Outpatient Quality Reporting (“OQR”) Program, affecting the CY 2016 payment determination and subsequent years, with data collection beginning in CY 2014.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented, would result in significant reductions to payments under the PFS. Since 2003, Congress has passed fourteen legislative acts delaying application of the SGR formula to the PFS. For CY 2011, CMS issued a final rule that would have applied the SGR formula and resulted in an aggregate reduction of 24.9% to all physician payments under the PFS for FFY 2011. The Medicare and Medicaid Extenders Act of 2010 delayed application of the SGR until January 1, 2012, and the Temporary Payroll Tax Cut Continuation Act of 2011 then delayed application of the SGR for two additional months, through February 29, 2012. On February 22, 2012, the President signed into law a ten-month extension to the SGR cuts, to prevent cuts from taking effect on March 1, 2012. For CY 2014, CMS issued a final rule that would have, in the absence of Congressional action, imposed an overall reduction of 20.1% to all physician payments until the PFS for CY 2014. The Pathway for SGR Reform Act of 2013, which was enacted on December 26, 2013 (the “Pathway Act”), delayed application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014

On February 2, 2014, the Senate Finance Committee, the House Ways and Means Committee, and the House Energy and Commerce Committee announced that they had agreed upon legislation, the SGR Repeal and Medicare Provider Payment Modernization Act (the “SGR Repeal Act”), that would permanently repeal the SGR and establish a more streamlined and improved incentive payment program that will focus on providing value and quality. Under the SGR Repeal Act, physicians would receive an annual update of 0.5% for CY 2014 through CY 2018, CY 2018 payment rates would be maintained through CY 2023, and, beginning in 2018 through 2023, physicians would be given the opportunity to receive additional payment adjustments through a new Merit-

Based Incentive Payment System (“MIPS”). MIPS would consolidate three existing incentive programs and improve focus on quality, resource use and meaningful electronic health record (“EHR”) use. While the Senate and House Committees have generally agreed on the repeal of the SGR, they have not yet determined how Congress will cover the estimated $138 billion cost of the legislation. We cannot predict whether the SGR Repeal Act will be adopted by Congress or, if adopted, the impact the SGR Repeal Act would have on our revenues and results of operation.

Budget Control Act

On August 2, 2011, the Budget Control Act of 2011 (“BCA”) was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component was implemented in two phases. First, the BCA imposed caps that reduced non-entitlement spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in automatic, across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFYs 2013 through 2021, split evenly between domestic and defense spending and evenly divided over the nine year period. Certain programs (including the Medicaid program) are protected from these automatic spending reductions, but the Medicare program is subject to reductions capped at 2%. The BCA’s automatic spending reductions began March 1, 2013.

On March 1, 2013, President Barack Obama signed an order implementing the automatic spending reductions required by the BCA. Payment reductions to Medicare providers became effective on April 1, 2013. However, among other things, the Pathway Act extends the automatic across-the-board spending reductions required by the BCA through FFY 2023. In addition, it extends the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by Medicare, and the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located a certain distance from another general acute care hospital and have less than a certain number of Medicare discharges each fiscal year, through March 31, 2014.

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

Self-Pay and Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. We provide care without charge to certain patients that qualify under the Company’s charity/indigent care policy. At our hospitals, patients treated for non-elective care, who meet the poverty guideline requirements, are eligible for charity care if they comply with providing supporting documentation. Tennessee, Missouri, Oregon, and Arkansas are based on income at or below 200% of the federal poverty level; Oklahoma and Washington are based on 300% of the federal poverty guideline. The federal poverty level is established by the federal government and is based on income and family size. Our hospitals provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, our first attempt is to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

Healthcare Reform

The Affordable Care Act dramatically altered the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria and bundling payments to hospitals and other providers. Although some of the measures contained in the Affordable Care Act did not take effect until 2014 and others have been further delayed, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective prior to 2013.

The Affordable Care Act also contains several Medicare payment and delivery system innovations, including the establishment of a Medicare Shared Savings Program to promote accountability and coordination of care through the creation of ACOs and the establishment of a pilot program related to bundled payment for post-acute care. Under the bundled post-acute care pilot program, beginning no later than January 1, 2015, Medicare would pay one bundled payment for acute, inpatient hospital services, physician services, outpatient hospital services, and post-acute care services for an episode of care that begins three days prior to a hospitalization and spans 30 days following discharge. The Affordable Care Act requires the Secretary of HHS to expand the pilot program if it achieves the stated goals of reducing spending while improving or not reducing quality. The five-year voluntary national bundled payment pilot program for Medicare services would begin no later than January 1, 2013, and expanded, if appropriate, by January 1, 2016. HHS will have the discretion to determine how the program will function. For example, HHS will determine what medical conditions will be included in the program and the amount of the payment for each condition.

CMS finalized the implementation of the Medicare program’s Bundled Payments for Care Improvement (“BPCI”) initiative in the IPPS final rule for FFY 2013 and announced the healthcare organizations that were selected to participate in BPCI initiative on January 31, 2013. In addition, the Affordable Care Act provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS selected certain states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care.

Under the ACO Medicare Shared Savings Program, ACOs would enter into a contract with the Secretary of the HHS in which the ACO agrees to be accountable for the overall care of its Medicare beneficiaries, to have adequate participation of primary care physicians, to define processes to promote evidence-based medicine, to report on quality and costs, and to coordinate care. ACOs that meet quality and efficiency standards would be allowed to share in the cost savings they achieve for the Medicare program. The final rule outlines certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the ACO rule, patient and provider participation in ACOs is voluntary. The ACO program was established January 1, 2012, and providers were able to begin enrolling on a rolling basis, with the first round of applications due in early 2012. To date, more than 360 ACOs have been established to participate in the Medicare program, and additional ACO programs are being established by private payors.

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

On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. As a result, the expansion of the Medicaid program to all individuals all adults under 65 years old with incomes at or under 133% of FPL is now optional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so would result in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, several bills have been and will likely continue to be introduced in Congress to defund, delay, repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, gradual and potentially delayed implementation, potential future legal challenges, and possible defunding, repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. Depending on further legislative developments and how the Affordable Care Act is ultimately interpreted and implemented, it could have an adverse effect on the business, financial condition and results of operations of the Company.

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

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•

how many previously uninsured individuals will obtain coverage as a result of the Affordable Care Act (the Congressional Budget Office, or CBO, originally estimated 26 million by 2022, and CMS originally estimated almost 34 million by 2019; both agencies made a number of assumptions to derive those figures, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements. However, in July 2012, the CBO revised its estimate to reflect the impact of the U.S. Supreme Court’s determination that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program was unconstitutional. The CBO now projects, as a result of the Supreme Court’s decision and other factors, that there will be six million more uninsured individuals in 2014 and four million more uninsured individuals in 2022 than originally projected);

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

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 52.5% of our revenue in 2013 was from Medicare and Medicaid, collectively, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenue we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;

•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2016;

•	what the losses in revenue will be, if any, from the Affordable Care Act’s quality initiatives;

•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

Because of the many variables involved, we are unable to predict the net effect on the Company of the expected increases in insured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH funding, and numerous other provisions in the Affordable Care Act that may affect us. Additionally, it is unclear how many states will decline to implement the Medicaid expansion in light of the U.S. Supreme Court’s ruling. Due to these factors, we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of the Affordable Care Act.

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

Licensing, Certification and Accreditation

Healthcare facility construction and operation is subject to complex federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under appropriate state healthcare laws.

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

We have a variety of financial relationships with physicians who refer patients to our facilities. As of December 31, 2013, referring physicians owned interests in five of our hospitals, and four outpatient facilities in which we own a minority interest. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

HIPAA privacy standards apply to individually identifiable health information held or disclosed by our facilities in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on our facilities, including appointing a privacy officer, adopting privacy policies and training our facilities’ workforce on these policies. They require our facilities’ compliance with rules governing the use and disclosure of health information. They create new rights for patients in their health information, such as the right to access and amend their health information and request an accounting for certain disclosure of their health information, and they require our facilities to impose these rules, by contract, on any business associate to whom our facilities disclose such information in order to perform functions on our facilities’ behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy standards issued under HIPAA.

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

On February 17, 2009, President Obama signed the ARRA into effect. The ARRA included the HITECH Act, which contains a number of provisions that significantly expand the reach of HIPAA. Among other things, the HITECH Act (i) created new security breach notification requirements for covered entities (ii) extended the HIPAA security provisions to business associates, and (iii) increased a patient’s ability to restrict access to his or her protected health information. The HITECH Act also expanded the number of enforcement mechanisms that are available to prosecute violations of HIPAA by creating a private cause-of-action for non-compliance which may be brought by state attorneys general on behalf of affected patients and increasing the civil monetary penalties that may be imposed for violations of HIPAA by establishing a tiered penalty system.

On August 24, 2009, HHS issued regulations implementing certain of the requirements of the HITECH Act, including the breach notification requirements providing obligations for compiling and reporting of certain information relating to breaches by providers and their business associates (the “Interim Final Breach Rule”), effective September 23, 2009. HHS subsequently promulgated and withdrew a final breach notification rule for review, but it intends to publish a final data breach rule in the coming months. Until such time as a new final breach rule is issued, the Interim Final Breach Rule remains in effect. In addition, our facilities remain subject to any state laws that relate to the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act. Additionally, the HITECH Act requires periodic audits of covered entities and business associates conducted by governmental subcontractors to ensure their compliance with the HIPAA privacy and security regulations. In 2011, HHS initiated a pilot audit program that ran until December 2012 in the first phase of HHS implementation of this requirement. We cannot predict whether our facilities will be selected for an audit and the results of such an audit.

On January 17, 2013, HHS issued a final rule (the “Final HIPAA Rule”) which, among other things, made final modifications to the HIPAA privacy, security, and enforcement rules mandated by the HITECH Act; adopted changes to the HIPAA enforcement rule to incorporate the increased and tiered civil money penalty structure provided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information, which replaces the breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA privacy rule as required by the Genetic Information Nondiscrimination Act (GINA). Our facilities were required to comply with applicable requirements of the Final HIPAA Rule beginning on September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014. We cannot yet quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The HITECH Act and Final HIPAA Rule significantly increased the penalties for violations by introducing a tiered penalty system reflecting increasing levels of culpability, with penalties of up to $50,000 per violation with a maximum civil penalty of $1.5 million for violations of the same requirement in a calendar year. The HITECH Act and Final HIPAA Rule also extended the application of certain provisions of the security and privacy regulations to business associates and imposes direct civil and criminal liability on business associates for violation of the HIPAA regulations. The HITECH Act also authorizes state attorneys general to bring civil actions seeking either injunction or damages up to $25,000 for violations of the same requirement in a calendar year in response to violations of HIPAA privacy and security regulations that affect their state residents. The applicable state laws regulating the privacy of patient health information could impose additional penalties. We expect increased enforcement of the requirements of HIPAA, the HITECH Act, and the Final HIPAA Rule by HHS and state attorneys general.

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

Employees and Medical Staff

As of December 31, 2013, we had approximately 5,560 employees, including approximately 1,340 part-time employees. Approximately 249 of our full-time employees at our Olympia, Washington hospital are unionized. While some of our non-unionized hospitals experience union organizing activity from time to time, currently we do not expect these efforts to affect our future operations materially. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

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

Annually we develop a strategic physician recruitment and retention plan for each of our hospitals. Executing these plans, we have recruited 31 physicians, 37 physicians and 41 physicians for the years ended December 31, 2011, 2012 and 2013, respectively. We have recruited specialists in areas such as general surgery, cardiology, women’s services and orthopedics, as well as primary care physicians, including hospitalists and physicians practicing in areas such as family medicine, internal medicine and pediatrics. Recruitment of family practice and internal medicine physicians as well as mid-levels is critical to building a solid foundation of referring physicians in our markets.

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

Compliance Program

We maintain a company-wide Ethics & Compliance program designed to ensure that we maintain high standards of ethical conduct in the operation of our business. We continually implement policies and procedures for all of our employees, so they can act in compliance with all applicable laws, regulations and Company policies. The organizational structure of our Ethics & Compliance program includes oversight by Capella’s Board of Directors and a high-level Corporate Ethics & Compliance Committee (“CECC”). The Board of Directors and the CECC are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Chief Compliance Officer, or CCO, who is also our Executive Vice President, Chief Legal and Administrative Officer, is charged with direct responsibility for the day-to-day oversight of our compliance program. Other features of our compliance program include initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, and annual “coding audits” to make sure our hospitals bill the proper service codes for reimbursement from the Medicare program.

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

Our Information Systems

We believe that our information systems must cost-effectively meet the needs of our hospital management, medical staff and nurses in a variety of areas of our business operations, such as:

•	patient accounting, including billing and collection of revenue;

•	accounting, financial reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	medical records and document storage;

•	physician access to patient data;

•	quality indicators;

•	materials and asset management; and

•	negotiating, pricing and administering our managed care contracts.

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

Emerging Growth Company

Capella believes that it qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act, or the JOBS Act. Capella should maintain this status until the earliest of the last day of the fiscal year during which it has total annual gross revenues of more than $1 billion, the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement, the date on which it has issued more than $1 billion in non-convertible debt during the previous three years, or the date on which it is deemed to be a “large accelerated filer.” For as long as Capella remains an “emerging growth company” as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to “emerging growth companies” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports.

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

The Affordable Care Act dramatically altered the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce overall healthcare costs. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare and Medicaid payments, including DSH payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, and bundling payments to hospitals and other providers. The Affordable Care Act also contains a number of measures that are intended to reduce fraud and abuse in the Medicare and Medicaid programs, such as requiring the use of RACs in the Medicaid program, expanding the scope of the federal False Claims Act and generally prohibiting physician-owned hospitals from increasing the total percentage of physician ownership or increasing the aggregate number of operating rooms, procedure rooms, and beds for which they are licensed. Because some of the measures contained in the Affordable Care Act did not take effect until 2014, it is difficult to predict the impact the Affordable Care Act will have on our facilities. In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. Several bills have been and will likely continue to be introduced in Congress to defund, delay, repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and potentially delayed implementation, potential future legal challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

Spending cuts resulting from the Budget Control Act of 2011 may have a material adverse effect on our financial position, results of operation or cash flow.

On August 2, 2011, the Budget Control Act of 2011, or BCA, was enacted. The BCA increased the nation’s debt ceiling while taking steps to reduce the federal deficit. First, the BCA imposed caps that reduced non-entitlement spending by more than $900 billion over 10 years, beginning in FFY 2012. Second, a bipartisan Committee was charged with identifying at least $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. On November 21, 2011, the Committee announced that its members were unable to agree on any measures to reduce the deficit, and as a result, $1.2 trillion in automatic, across-the-board spending reductions required by the BCA are scheduled to be imposed automatically for FFYs 2013 through 2021, split evenly between domestic and defense spending. The Pathway Act extended those reductions through FFY 2023. Certain programs (including the Medicaid program) are protected from these automatic spending reductions, but the Medicare program is subject to reductions capped at 2%. On January 1, 2013, the ATRA delayed the imposition of the BCA’s automatic spending reductions from January 2, 2013 to March 1, 2013, with CMS implementing the 2% reduction in Medicare spending on April 1, 2013. The BCA’s automatic spending reductions began March 1, 2013, and are scheduled to reduce Medicare spending by $9.9 billion. The automatic spending cuts or other Congressional action on other spending reductions proposed by the Committee may reduce the revenue we receive from governmental payment programs or impose additional restrictions on those programs intended to decrease the long-term cost of such programs. Any such reductions may have a material adverse effect on our financial position, results of operation or cash flow.

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

The primary collection risks of our accounts receivable relate to the uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and co-payments) remain outstanding. The provision for bad debts relates primarily to amounts due directly from patients. This risk has increased, and will likely continue to increase, as more individuals enroll in insurance plans with high deductibles or with high co-payments. These trends will likely be exacerbated if general economic conditions remain challenging or if unemployment levels in the communities in which we operate rise.

The amount of our provision for bad debts is based on our assessments of historical collection trends, business and economic conditions, trends in federal and state governmental and private employer health coverage and other collection indicators. A continuation in trends that results in increasing the proportion of accounts receivable being composed of uninsured accounts and deterioration in the collectability of these accounts could adversely affect our collections of accounts receivable, results of operations and cash flows. As enacted, the Affordable Care Act seeks to decrease, over time, the number of uninsured individuals. However, it is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and potentially delayed implementation, potential future legal challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. In addition, even after implementation of the Affordable Care Act, we may continue to experience bad debts and be required to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

Our revenue may decline if federal or state programs reduce our Medicare or Medicaid payments.

Approximately 52.0%, 54.5% and 52.5% of our revenue before the provision for bad debts for the years ended December 31, 2011, 2012, and 2013, respectively, came from the Medicare and Medicaid programs, respectively, including Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future alignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

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

Our performance depends on our ability to recruit and retain quality physicians.

Physicians generally direct the majority of hospital admissions. Thus, the success of our hospitals depends in part on the following factors:

•	the number and quality of the physicians on the medical staffs of our hospitals;

•	the admitting practices of those physicians; and

•	the development and maintenance of constructive relationships with those physicians.

Most physicians at our hospitals also have admitting privileges at other hospitals. Our efforts to attract and retain physicians are affected by our efforts to promote quality, leadership, satisfaction and intellectual development, our managed care contracting relationships, national shortages in some specialties, the adequacy of our support personnel, the condition of our facilities and medical equipment, the availability of suitable medical office space, and federal and state laws and regulations prohibiting financial relationships that may have the effect of inducing patient referrals. There can be no assurance that our physician recruitment measures, including multi-year employment and/or income guarantee arrangements and other collaborative arrangements will be successful. Also, as we recruit more physicians, the costs associated with integrating and managing these new physicians could have a negative impact on our operating results and liquidity in the short term.

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

We are dependent on our executive management team and the loss of the services of one or more of our executive management team could have a material adverse effect on our business.

The success of our business is largely dependent upon the services and management experience of our executive management team. In addition, we depend on the ability of our executive officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our executive management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our executive management team, we could experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.

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

Our revenue is particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenue, including Oklahoma and Arkansas. For the years ended December 31, 2011, 2012, and 2013, we generated approximately 48.2%, 55.3%, and 55.5% of our revenue before the provision for bad debts, respectively, in Oklahoma and Arkansas. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results. The economies of the non-urban communities in which our hospitals operate are often dependent on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a material reduction in our revenue or impede our business strategies intended to generate organic growth and improve operating results at our hospitals. Any material change in the current demographic, economic, competitive or regulatory conditions in any of our markets could affect our overall business results adversely because of the significance of our operations in each of these markets to our overall operating performance. Moreover, because of the concentration of our revenue in a limited number of markets, our business is less diversified and, accordingly, is subject to greater regional risk than that of some of our larger competitors.

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

There are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access to or theft of personal information. As a provider of health care services, we process, transmit and store sensitive or confidential data, including electronic health records and other personally identifiable information of our patients. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy and information security laws. In 2011, the HHS Office for Civil Rights imposed, for the first time, civil monetary penalties and imposed a corrective action plan on a covered entity for violating HIPAA’s privacy and information security rules. In addition, state attorneys general have brought civil actions seeking injunctions and damages in response to violations of HIPAA’s privacy and security rules. The breach, loss or other compromise of such personal health information could disrupt the operations of one or more facilities, damage our reputation, result in regulatory penalties, legal claims and liability under HIPAA and other state and federal laws, which could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets may be affected adversely.

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

Capella was formed in April 2005 by four former executives of Province Healthcare with the support of a significant equity commitment by certain investment funds affiliated with GTCR Golder Rauner II L.L.C. (collectively, with GTCR Golder Rauner, LLC and certain affiliated entities, referred to as “GTCR”). GTCR owns 79.1% of Holdings common stock, which in turn owns 100% of the outstanding shares of Capella’s common stock. GTCR elects a majority of the board of directors of Holdings and Capella and controls all matters affecting us, including any determination with respect to:

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

As of December 31, 2013, our total consolidated indebtedness was approximately $557.4 million. We also have the ability to incur substantial additional indebtedness in the future. The terms of our indenture and our senior secured asset based loan (the “ABL”) do not fully prohibit us or our subsidiaries from doing so. The ABL provides commitments of up to $100.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our ABL), of which approximately $73.9 million would have been available for future borrowings as of December 31, 2013. In addition, we may seek to increase the borrowing availability under the ABL. All of those borrowings would be senior and secured. As of December 31, 2013, we had no outstanding borrowings under the ABL.

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

The table below presents certain information with respect to our hospitals as of December 31, 2013. For information about our discontinued operations and recent sales of assets, please refer to Note 3 to the consolidated financial statements included elsewhere in this report.

Hospital	Location	Acquisition/Opening/ Lease Date	Licensed Beds	Real Property Status
Capital Medical Center	Olympia, WA	December 1, 2005	110	Own(1)
DeKalb Community Hospital	Smithville, TN	July 1, 2011	71	Own(2)
Grandview Medical Center(6)	Jasper, TN	December 1, 2005	70	Own
Mineral Area Regional Medical Center	Farmington, MO	March 1, 2008	135	Own
EASTAR Health System (formerly Muskogee Regional Medical Center)	Muskogee, OK	April 3, 2007	320	Lease
National Park Medical Center	Hot Springs, AR	March 1, 2008	166	Own(3)
River Park Hospital	McMinnville, TN	December 1, 2005	125	Own(4)
Southwestern Medical Center	Lawton, OK	December 1, 2005	199	Own
St. Mary’s Regional Medical Center	Russellville, AR	March 1, 2008	170	Own
Stones River Hospital	Woodbury, TN	July 1, 2011	60	Own(2)
Highlands Medical Center (formerly White County Community Hospital)	Sparta, TN	March 1, 2008	60	Own(5)
Willamette Valley Medical Center	McMinnville, OR	March 1, 2008	88	Own

Total Licensed Beds			1,574

(1)	This hospital is owned and operated by us in a joint venture with physicians in which we own 90.25% and physicians or physician entities own the remaining 9.75%.
(2)	These two hospitals are owned and operated by us through CCH, which is a joint venture with physicians in which we own 58.01% and physicians or physician entities own 35.50%. Through a joint venture agreement, St. Thomas Health owns 6.49% of the hospitals.
(3)	This hospital is owned and operated by us in a joint venture with physicians in which we own 95.29% and physicians or physician entities own the remaining 4.71%.
(4)	This hospital is owned and operated by us in a joint venture with St. Thomas Health in which we own 93.51% and St. Thomas Health owns the remaining 6.49%.
(5)	This hospital is owned and operated by us in a joint venture with physicians in which we own 81.23% and physicians or physician entities own 12.28%. Through a joint venture agreement, St. Thomas Health owns 6.49% of the hospital.
(6	The Company sold this hospital effective March 1, 2014.

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

As of December 31, 2013, we leased approximately 17,000 square feet of office space at 501 Corporate Centre Drive, Suite 200, Franklin, Tennessee, for our corporate headquarters. Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.

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

We are wholly owned by Capella Holdings, Inc., or Holdings, of which GTCR owns 79.1%. There is no public trading market for our equity securities or those of Holdings. As of January 31, 2014, there were 122 holders of Holdings common stock.

Item 6.	Selected Financial Data.

The following table contains our selected financial data for, or as of the end of, the last five years ended December 31, 2013. The selected financial data has been derived from our audited consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented below affects the comparability of the selected financial data. The selected financial data excludes the operations, as well as assets and liabilities, of our discontinued operations in our consolidated financial statements. We have also recognized certain transaction and debt costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in millions)
Statement of Operations Data:
Revenue before provisions for bad debts	$686.6	$732.9	$723.7	$802.3	$828.5
Less: Provision for bad debts	(86.1)	(107.8)	(72.3)	(84.1)	(106.2)

Revenue	600.5	625.1	651.4	718.2	722.3
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.3, $0.3, $0.8, $1.0, and $0.8, respectively)	290.6	301.6	313.9	333.2	342.8
Supplies	96.6	105.4	108.3	114.8	123.1
Other operating expenses	123.1	124.5	144.7	177.7	185.5
Other income	—	—	(7.2)	(6.4)	(12.6)
Depreciation and amortization	31.6	30.7	31.8	37.8	44.2
Interest, net	48.5	48.4	51.1	53.1	55.0
Management fee to related party	0.2	0.2	0.2	0.2	0.2
Loss on refinancing	—	20.8	—	—	—

Total costs and expenses	590.6	631.6	642.8	710.4	738.2

Income (loss) from continuing operations before income taxes	9.9	(6.5)	8.6	7.8	(15.9)
Income taxes	2.2	3.2	1.4	3.0	4.0

Income (loss) from continuing operations	7.7	(9.7)	7.2	4.8	(19.9)
Loss from discontinued operations, net of tax	(5.2)	(4.5)	(20.5)	(17.6)	(11.4)

Net income (loss)	$2.5	$(14.2)	$(13.3)	$(12.8)	$(31.3)

Less: Net income attributable to non-controlling interests	0.9	1.5	1.2	1.3	0.5

Net income (loss) attributable to Capella Healthcare, Inc.	$1.6	$(15.7)	$(14.5)	$(14.1)	$(31.8)

Other Financial Data:
Adjusted EBITDA(1)	$90.5	$93.9	$94.6	$105.4	$87.6

	As of December 31,
	2009	2010	2011	2012	2013
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$19.6	$48.3	$42.4	$33.3	$26.4
Property and equipment	461.7	450.7	426.5	473.6	456.1
Total assets	756.3	767.8	787.8	844.4	830.8
Long-term debt, including current portion	484.5	494.1	495.1	551.8	557.4
Working capital(2)	97.3	119.2	109.9	88.0	82.8

(1)	“EBITDA,” a measure used by management to evaluate operating performance, is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii) depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies.

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

The following table presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars in millions)
Net income (loss) attributable to Capella Healthcare, Inc.	$1.6	$(15.7)	$(14.5)	$(14.1)	$(31.8)
Plus taxes	2.2	3.2	1.4	3.0	4.0
Plus net interest expense and deferred financing cost amortization	48.5	48.4	51.1	53.1	55.0
Plus depreciation and amortization	31.6	30.7	31.8	37.8	44.2

EBITDA	$83.9	$66.6	$69.8	$79.8	$71.4

Plus net income attributable to non-controlling interests	$0.9	$1.5	$1.2	$1.3	$0.5
Plus loss on refinancing	—	20.8	—	—	—
Plus loss from discontinued operations	5.2	4.5	20.5	17.6	11.4
Acquisition-related expenses	—	—	2.1	5.5	3.3
Stock compensation	0.3	0.3	0.8	1.0	0.8
Plus management fee to related party	0.2	0.2	0.2	0.2	0.2

Adjusted EBITDA	$90.5	$93.9	$94.6	$105.4	$87.6

(2)	We define working capital as current assets minus current liabilities. For 2011 and 2013, working capital excludes the impact of assets and liabilities held for sale, which is shown as a current asset and current liability on the consolidated balance sheet for those years. For 2013, working capital also excludes the current portion of debt.

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended December 31,
	2011	2012	2013
Continuing operations:(1)
Number of hospitals	11	11	11
Licensed beds(2)	1,459	1,504	1,504
Admissions(3)	41,471	43,713	42,086
Adjusted admissions(4)	90,037	91,770	90,207
Revenue per adjusted admission	$7,234	$7,827	$8,007
Inpatient surgeries	9,642	9,733	9,504
Outpatient surgeries(5)	20,418	22,074	22,876
Emergency room visits(6)	191,665	219,519	218,251

(1)	Excludes all operations included in discontinued operations.
(2)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency regardless of actual use.
(3)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(4)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue.
(5)	Outpatient surgeries are surgeries and invasive procedures that do not require admission to our hospitals.
(6)	Represents the total number of hospital-based emergency room visits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

FORWARD LOOKING STATEMENTS

This report and other materials the Company has filed or may file with the SEC, as well as information included in oral statements or other written statements made, or to be made, by executive management of the Company, contain, or will contain, disclosures that are “forward-looking statements.” which are intended to be covered by the safe harbors created by federal securities laws. Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this discussion by use of words including but not limited to “may,” “believe,” “will,” “should,” “expect,” “estimate,” “anticipate,” “intend,” and “plan.” These statements are based upon estimates and assumptions made by Capella’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. Except as required by law, we undertake no obligation to update publicly or to revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; future financial performance and condition; industry and general economic trends, including the impact of the current economic environment, changes to reimbursement, patient volumes and related revenue; our compliance with new and existing laws and regulations, such as the Affordable Care Act, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the provision for bad debt and the impact of bad debt expenses, including increasing collection risks; future liquidity and capital resources; and existing and future debt.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in our primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics. As of December 31, 2013, as part of continuing operations, we operated 11 acute care hospitals (ten of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,504 licensed beds in six states. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

During the year, the Company experienced increases in self-pay volume and related self-pay gross revenues. The Company believes this trend reflects an increased collection risk from both self-pay accounts aged greater than 360 days as well as an increase in patient co-payments and deductibles, which, as a result, necessitated a review and analysis of the methodology used to determine the

Company’s allowance for doubtful accounts. The Company uses a number of tests to determine the appropriate allowance for doubtful accounts. The allowance is based on the Company’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, private employer healthcare coverage, the impact of recent acquisitions and dispositions, and other collection indicators. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients) due directly from patients. We also rely on certain analytical tools, including (i) historical trended cash collections compared to net revenue less bad debt; (ii) total bad debt expense, charity care deductions and uninsured discounts as a percentage of self-pay revenue; (iii) net days in accounts receivable; and (iv) the allowance from doubtful accounts as a percentage of total self-pay accounts receivable. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect our collection of accounts receivable, cash flows and results of operations. As a result of the Company’s analysis, management elected to increase the uncollectible percentage for all accounts receivable aged greater than 360 days to a conservative 100%, thereby fully reserving for all accounts receivable greater than 360 days regardless of payor source. The effect of this election was to increase provision for bad debts by an additional $4.5 million. The Company believes the increase in the uncollectible percentage reflects changes in payor mix and collection patterns.

Trends and Developments

The following sections discuss recent trends and developments that we believe impact our current and/or future operating results and cash flows. Certain of these trends and developments apply to the entire hospital industry, while others may apply to us more specifically. These trends and developments could be short-term in nature or could require long-term attention and resources. While these trends and developments may involve certain factors that are outside of our control, the extent to which these trends and developments affect our hospitals and our ability to manage the impact of these trends and developments play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends and developments will have on us.

Impact of Healthcare Reform

The Affordable Care Act dramatically altered the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare DSH and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act did not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in prior years. A number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delay until 2015 and additional delays could be imposed in the future. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so would result in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Adoption of Electronic Health Records

The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the years ended December 31, 2011, 2012 and 2013, we recognized $7.2 million, $6.4 million and $12.6 million, respectively, of other income related to estimated EHR incentive payments.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to be, significantly revised based on cost containment and policy considerations. CMS has already begun to implement some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and ATRA require further reductions in Medicare payments, and the BCA imposed a 2% reduction in Medicare spending effective as of April 1, 2013.

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

The Affordable Care Act requires the Department to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, the Department reduced inpatient hospital payments for all discharges by a percentage specified by statute and pooled the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by the Department. CMS evaluates hospitals’ performance during a performance period and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. For the FFY 2016 hospital value-based purchasing program, CMS finalized removing these measures and adding four measures. Also beginning in FFY 2013, hospitals that have “excess readmissions” for specified conditions receive reduced reimbursement. Each hospital’s performance is publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The FFY 2014 IPPS final rule finalizes the scoring methodology and quality measures that will be used to determine the quartile, as well as the processes, hospitals will use to review and correct their data. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

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

Physician services are reimbursed under the Medicare physician fee schedule, or PFS, system, under which CMS has assigned a national RVU to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the SGR) to arrive at the payment amount for each service.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. For CY 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway Act delayed application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014. We cannot predict whether Congress will pass legislation, such as the SGR Repeal Act, to avert the rate cut for the remainder of CY 2014 or will otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction contained in the proposed rule is not averted, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including self-pay patients, charity care and bad debts. These elevated levels are driven by the number of uninsured and under-insured patients seeking care at our hospitals, the increased acuity levels at which these patients are presenting for treatment, primarily resulting from economic pressures and their related decisions to defer care, increasing healthcare costs and other factors beyond our control, such as increases in the amount of co-payments and deductibles as employers continue to pass more of these costs on to their employees. In addition, as a result of high unemployment and its continued impact on the economy, we believe that our hospitals may continue to experience high levels of or possibly growth in bad debts, self-pay, and charity care. All of these items lead to increased collection risk for our accounts receivable. During the year ended December 31, 2013, our uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 23.6%, compared to 21.8% in the prior year.

We anticipate that if we experience further growth in uninsured volume and revenue over the near-term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase, our risk of accounts receivable collections will escalate, and our results of operations could be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix as of December 31, 2012 and 2013:

December 31, 2012	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.5%	0.8%	0.5%	27.8%
Medicaid(1)	6.1	0.6	0.5	7.2
Managed Care and Other	18.2	1.8	0.6	20.6
Self-Pay(2)	11.4	9.7	23.3	44.4

Total	62.2%	12.9%	24.9%	100.0%

December 31, 2013	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.7%	1.0%	1.6%	29.3%
Medicaid(1)	6.7	0.7	0.6	8.0
Managed Care and Other	19.6	1.6	1.2	22.4
Self-Pay(2)	9.5	9.1	21.7	40.3

Total	62.5%	12.4%	25.1%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Implementation of Clinical Quality Initiatives

The integral component of responding to each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include the following:

•	review of the current CMS quality indicators;

•	mock Joint Commission surveys conducted by a third-party;

•	implementation of hourly nursing rounds;

•	alignment of hospital management incentive compensation with quality and satisfaction indicators;

•	feedback from our LPLGs, NPLG, and PAG;

•	hospital board and medical staff oversight of patient safety and quality of care;

•	patient discharge callbacks; and

•	investment in clinical technology.

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

Revenue for the year ended December 31, 2013, increased 0.6% to $722.3 million, compared to $718.2 million in the prior year.

Revenue for the year ended December 31, 2013 was impacted by the CMS’ release of updated Supplemental Security Income (“SSI”) percentages for the fiscal year ended December 31, 2011. As a result of the updated SSI percentages, we recorded a reduction to revenue during the year ended December 31, 2013 of approximately $1.4 million. Revenue for the year ended December 31, 2013 also was impacted by the BCA that was signed on August 2, 2011. The BCA resulted in automatic spending cuts across government programs, including a 2% reduction in Medicare spending. The automatic spending cuts, known as “sequestration”, began April 2013. For the year ended December 31, 2013, sequestration negatively impacted our revenue by approximately $4.6 million. Revenue for the year ended December 31, 2013 was also impacted negatively by the “two midnight rule” that went into effect on October 1, 2013. We estimate the negative impact at $1.2 million.

Revenue for the year ended December 31, 2013 was also impacted by the Company’s election to increase the uncollectible percentage for all accounts receivable aged greater than 360 days to a conservative 100%, thereby fully reserving for all accounts receivable regardless of payor sources. The effect of this election was to increase provision for bad debts by an additional $4.5 million.

The year ended December 31, 2012 included approximately $7.0 million of out of period revenue related to the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP, in which our Oklahoma hospitals participate. SHOPP allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. Revenue from this assessment is used to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. On January 17, 2012, CMS approved SHOPP with an effective date of July 1, 2011. Based on the approval date of January 17, 2012, we recorded the $7.0 million of revenue related to SHOPP from July 1, 2011 through December 31, 2011 during the year ended December 31, 2012. This approval was necessary to meet the revenue recognition criterion that persuasive evidence of an arrangement exists, pursuant to generally accepted accounting principles.

The year ended December 31, 2012, also included approximately $6.6 million of revenue related to the industry-wide rural floor provision settlement litigation. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals and to calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation was settled effective April 5, 2012.

Excluding the approximately $13.6 million of revenue related to both SHOPP and the rural floor settlement described above, our revenue for the year ended December 31, 2013 increased $17.7 million, or 2.5%, compared to the prior year period.

Admissions and adjusted admissions decreased 3.7% and 1.7%, respectively, for the year ended December 31, 2013, compared to the prior year. Inpatient surgeries decreased 2.4% for the year ended December 31, 2013, compared to the prior year. Outpatient surgeries increased 3.6% for the year ended December 31, 2013, compared to the prior year. We believe that our increase in outpatient surgeries, along with a decline in same-facility inpatient surgeries, can be attributed to the continuing industry shift from an inpatient hospital setting to an outpatient setting.

We believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to quality and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012(2)	2013
Medicare(1)	39.2%	39.2%	38.1%
Medicaid(1)	12.8	15.3	14.4
Managed Care and other	37.9	35.3	36.0
Self-Pay	10.1	10.2	11.5

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The increase in Medicaid revenue for fiscal 2012 is due primarily to the Oklahoma Supplemental Hospital Offset Payment Program, or SHOPP. SHOPP increased Medicaid revenue for fiscal 2012 by approximately $21.5 million.

Revenue per adjusted admission increased 2.3% for the year ended December 31, 2013, compared to the prior year. The change in our revenue per adjusted admissions for the year ended December 31, 2013 was impacted by the prior year revenue recognized from SHOPP and the rural floor provision settlement discussed previously. Excluding the revenue related to SHOPP and the rural floor settlement, our revenue per adjusted admission increased 4.2% for the year ended December 31, 2013, compared to the prior year. The increase in our revenue per adjusted admission is primarily due to an increase in acuity as evidenced by a 5.6% increase in our Medicare case mix index for the year and improvement in our managed care pricing.

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

Revenue and Revenue Deductions

We recognize revenue before the provision for bad debts during the period the healthcare services are provided based upon estimated amounts due from payors. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third-party payors. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our revenue before the provision for bad debts, we apply contractual adjustments to patient accounts at the time of billing using specific payor contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenue had been 1% higher for all insured accounts, our revenue before the provision for bad debts would have been reduced by approximately $28.4 million, $31.6 million and $32.7 million for the years ended December 31, 2011, 2012 and 2013, respectively. We derive most of our revenue before the provision for bad debts from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.

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

Net adjustments for the final third-party settlements decreased revenue and income from continuing operations before income taxes by $0.2 million during the year ended December 31, 2011, and increased revenue and income from continuing operations by $1.1 million and $0.3 million during the years ended December 31, 2012 and 2013, respectively. Additionally, updated regulations and contract negotiations with payors occur frequently, which necessitates continual review of revenue estimation processes by management. Management believes that future adjustments to its current third-party settlement estimates will not materially impact our results of operations, cash flows or financial position.

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (generally it is those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). We deduct charity care accounts from net revenue when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. For the years ended December 31, 2011, 2012 and 2013, we estimate that our cost of care provided under our charity care programs were approximately $2.9 million, $3.4 million and $2.8 million, respectively.

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

We are also subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, we maintain insurance for individual workers’ compensation claims exceeding approximately $250,000 per occurrence. Our hospital facility located in the State of Washington and our two facilities located in Oklahoma participate in state-specific programs rather than our established program. Our reserve for workers’ compensation is based upon an independent third-party actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions. Our reserve estimates are undiscounted and are revised on an annual basis. Our reserve for workers’ compensation claims reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon an actuarial calculation.

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

The following tables summarize our claims loss and claims payment information during the years ended December 31, 2011, 2012 and 2013 and our professional and general liability reserve balances (including the current portions of such reserves, but excluding amounts recoverable from Auriga and third-party insurers) as of December 31, 2012 and 2013.

	Year Ended December 31,
	2011	2012	2013
	(In millions)
Accrual for general and professional liability claims at January 1	$12.4	$12.7	$12.7
Expense (income) related to(1):
Current accident year	4.5	4.6	6.8
Prior accident years	(2.5)	(2.3)	(4.0)

Total incurred loss and loss expense	2.0	2.3	2.8

Paid claims and expenses related to:
Current accident year	0.2	0.3	0.2
Prior accident years	1.5	2.0	3.1

Total paid claims and expense	1.7	2.3	3.3

Accrual for general and professional liability claims at December 31	$12.7	$12.7	$12.2

(1)	Total expense, including premiums for insured coverage, was $5.6 million, $6.3 million and $7.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Our estimate of professional and general liability and workers’ compensation IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under GAAP, would increase the estimated reserve. The following table illustrates the sensitivity at reserve estimates at 75% and 90% confidence levels:

	Professional and General Liability	Workers’ Compensation
	(In millions)
December 31, 2012 reserve:
As reported	$12.7	$3.4
With 75% confidence level	14.9	4.0
With 90% confidence level	18.3	5.0
December 31, 2013 reserve:
As reported	$12.2	$3.7
With 75% confidence level	14.5	4.3
With 90% confidence level	18.3	5.2

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

We did not incur any impairment charges, other than with respect to discontinued operations, during the years ended December 31, 2011, 2012 or 2013.

Allowance for Doubtful Accounts and Provision for Bad Debts

Our ability to collect the self-pay portion of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 79% and 89% of self-pay accounts receivable, net of contractual discounts, as of December 31, 2012 and December 31, 2013, respectively. Our additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. During the year, the Company experienced increases in self-pay volume and related self-pay gross revenues. The Company believes this trend reflects an increased collection risk from both aged self-pay accounts greater than 360 days old, as well as an increase in patient co-payments and deductibles.

As a result of an internal review, we elected to increase the uncollectible percentage for all accounts receivable greater than 360 days to a conservative 100%, thereby fully reserving for all accounts receivable regardless of payor resources. The effect of this review was to increase provision for bad debts by an additional $4.5 million.

The Company uses a number of tests to determine the appropriate allowance for doubtful accounts. The allowance is based on the Company’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage, the impact of recent acquisitions or dispositions, and other collection indicators. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients) due directly from patients. We also rely on certain analytical tools, including (i) historical trended cash collections compared to net revenue less bad debt; (ii) total bad debt expense, charity care deductions and uninsured discounts as a percentage of self-pay revenue; (iii) net days in accounts receivable; and (iv) the allowance from doubtful accounts as a percentage of total self-pay accounts receivable. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect our collection of accounts receivable, cash flows and results of operations. If our uninsured accounts receivable as of December 31, 2013 were 1% higher, our provision for doubtful accounts would have increased by $1.1 million.

Effective January 1, 2011, we adopted a uniform uninsured discount policy. Generally, under this policy, patients without insurance are provided a 60% discount from gross charges at the time of billing. The discount is reflected as a deduction from revenue in the determination of revenue before provision for bad debts. The amount billed to the patient is subject to our customary collection process and, to the extent not collected, becomes subject to our policy governing our bad debt provision.

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three years ended December 31, 2011, 2012 and 2013.

	Year Ended December 31, 2011		Year Ended December 31, 2012		Year Ended December 31, 2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$723.7	111.1%	$802.3	111.7%	$828.5	114.7%
Provision for bad debts	(72.3)	(11.1)%	(84.1)	(11.7)%	(106.2)	(14.7)%

Revenue	651.4	100.0%	718.2	100.0%	722.3	100.0%
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.8, $1.0, and $0.8 respectively)	313.9	48.2%	333.2	46.4%	342.8	47.5%
Supplies	108.3	16.6%	114.8	16.0%	123.1	17.0%
Other operating expenses	144.7	22.2%	177.7	24.7%	185.5	25.7%
Other income	(7.2)	(1.1)%	(6.4)	(0.9)%	(12.6)	(1.7)%
Depreciation and amortization	31.8	4.9%	37.8	5.3%	44.2	6.1%
Interest, net	51.1	7.8%	53.1	7.4%	55.0	7.6%
Management fee to related party	0.2	—	0.2	—	0.2	—

Total costs and expenses	642.8	98.7%	710.4	98.9%	738.2	102.2%

Income (loss) from continuing operations before income taxes	8.6	1.3%	7.8	1.1%	(15.9)	(2.2)%
Income taxes	1.4	0.2%	3.0	0.4%	4.0	0.6%

Income (loss) from continuing operations	7.2	1.1%	4.8	0.6%	(19.9)	(2.8)%
Loss from discontinued operations, net of tax	(20.5)	(3.1)%	(17.6)	(2.4)%	(11.4)	(1.6)%

Net loss	$(13.3)	(2.0)%	$(12.8)	(1.8)%	$(31.3)	(4.3)%

Less: Net income attributable to non-controlling interests	1.2	0.2%	1.3	0.2%	0.5	—

Net loss attributable to Capella Healthcare, Inc.	$(14.5)	(2.2)%	$(14.1)	(2.0)%	$(31.8)	(4.3)%

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue. Revenue for the year ended December 31, 2013 was $722.3 million, an increase of $4.1 million, or 0.6%, over the year ended December 31, 2012. Revenue for the year ended December 31, 2012 included approximately $13.6 million of revenue recorded related to the prior period SHOPP, approved by CMS in January 2012 (from July 1, 2011 to December 31, 2011) and rural floor settlement discussed previously. Excluding the approximately $13.6 million of revenue related to both SHOPP and the rural floor settlement described above, our revenue for the year ended December 31, 2013 increased $17.7 million, or 2.5%, compared to the prior year period. The increase in revenue was due to an increase in revenue per adjusted admission of 4.2%, offset by a decline in adjusted admissions of approximately 1.7%.

Our revenue was also impacted by an increase in our provision for bad debts, which increased $22.1 million, or 26.3% compared to the year ended December 31, 2012. The increase in bad debts was primarily due to the growth in uninsured patient volume and revenue. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes. Self-pay gross revenue increased 8.1% compared to the prior year. The Company believes this trend reflects an increased collection risk from self-pay accounts, and as a result has increased the Company’s allowance for doubtful accounts. The Company uses a number of tests to determine the appropriate allowance for doubtful accounts. The allowance is based on the Company’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage, the impact of recent acquisitions and disposition, and other collection indicators. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients) due directly from patients. We also rely on certain analytical tools, including (i) historical trended cash collections compared to net revenue less bad debt; (ii) total bad debt expense, charity care deductions and uninsured discounts as a percentage of self-pay revenue; (iii) net days in accounts receivable; and (iv) the allowance from doubtful accounts as a percentage of total self-pay accounts receivable. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect our collection of accounts receivable, cash flows and results of operations. As a result of the Company’s analysis, management changed the uncollectible percentage for all accounts receivable greater than 360 days to a conservative 100%, thereby fully reserving for all accounts receivable greater than 360 days regardless of payor sources. The result of this change was to increase provision for bad debts by an additional $4.5 million.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2013 were $342.8 million, or 47.5% of revenue, compared to $333.2 million, or 46.4% of revenue, during the year ended December 31, 2012. Our salaries and benefits margin for the year ended December 31, 2012 was impacted by the prior period SHOPP and rural floor settlement revenue discussed previously. Excluding the revenue and expense related to the prior period SHOPP and rural floor settlement, salaries and benefits as a percentage of revenue were 47.0% for the year ended December 31, 2012. The increase in our salaries and benefits margin was due primarily to the slower revenue growth discussed previously. In November 2013, the Company began a plan of restructuring and reorganizing. This plan resulted in the elimination of certain positions within the corporate support center, which resulted in a charge of approximately $2.9 million in related payments.

Supplies. Supplies expense for the year ended December 31, 2013 was $123.1 million, or 17.0% of revenue, compared to $114.8 million, or 16.0%, of revenue for the year ended December 31, 2012. Our supplies margin for the year ended December 31, 2012 was impacted by the SHOPP program and rural floor settlement revenue discussed previously. Excluding revenue related to the prior period SHOPP program and rural floor settlement, supplies expense as a percentage of revenue was 16.3% for the year ended December 31, 2012. The change in our supplies margin was due primarily to an increase in supply intensive inpatient surgical cases and a 3.6% increase in outpatient surgeries, along with the slower revenue growth discussed previously.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the year ended December 31, 2013 were $185.5 million, or 25.7% of revenue, compared to $177.7 million, or 24.7% of revenue for the year ended December 31, 2012. The increase in other operating expenses margin is due to a primarily to an approximate $7.0 million increase in professional fees and contract services generated by hospitalist programs and new service lines at our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the year ended December 31, 2013, we recognized approximately $12.6 million of incentive reimbursements, compared to $6.4 million for the year ended December 31, 2012.

Income taxes. Our effective tax rate from continuing operations was approximately 25.2% for the year ended December 31, 2013 compared to 38.5% for the year ended December 31, 2012. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-life intangible assets.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue. Revenue for the year ended December 31, 2012 was $718.2 million, an increase of $66.8 million, or 10.3%, over the year ended December 31, 2011. The increase in revenue was due to the following: (i) revenue recorded related to the prior period SHOPP, approved by CMS in January 2012 (from July 1, 2011 to December 31, 2011) and rural floor settlement which contributed approximately $13.6 million of revenue and (ii) an increase in adjusted admissions of 1.9% and an increase in revenue per adjusted admission (excluding SHOPP revenue related to the period from July 1, 2011 to December 31, 2011 and the rural floor settlement) of approximately 6.1%. Revenue for the year ended December 31, 2012 includes the results of DeKalb Community Hospital and Stones River Hospital for twelve months compared to six months in the prior year.

Our revenue was impacted by an increase in our provision for bad debts, which increased $11.8 million, or 16.3% compared to the year ended December 31, 2011. The increase in bad debts was primarily due to the growth in uninsured patient volume and revenue. Self-pay admissions were 6.0% of total admissions, which increased from 5.6% during the year ended December 31, 2011. Self-pay gross revenue increased 21.3% compared to the prior year.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2012 were $333.2 million, or 46.4% of revenue, compared to $313.9 million, or 48.2% of revenue, during the year ended December 31, 2011. Our salaries and benefits margin was impacted by the prior period SHOPP and rural floor settlement revenue discussed previously. Also, as a result of the rural floor provision settlement, we recorded an additional $2.2 million in incentive compensation for our employees in accordance with our incentive plan provisions during the year ended December 31, 2012. Excluding the revenue and expense related to the prior period SHOPP and rural floor settlement, salaries and benefits as a percentage of revenue were 47.0% for the year ended December 31, 2012, compared to 48.2% in the prior year. Our salaries and benefits margin benefitted from a $3.0 million reduction in contract labor and the focus on continued labor productivity improvements across our facilities.

Supplies. Supplies expense for the year ended December 31, 2012 was $114.8 million, or 16.0% of revenue, compared to $108.3 million, or 16.6%, of revenue for the year ended December 31, 2012. Our supplies margin was impacted by the SHOPP program and rural floor settlement revenue discussed previously. Excluding revenue related to the prior period SHOPP program and rural floor settlement, supplies expense as a percentage of revenue was 16.3%, compared to 16.6% in the same prior year period. The improvement in our supplies margin was due to our continued efforts to manage supply costs.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the year ended December 31, 2012 were $177.7 million, or 24.7% of revenue, compared to $144.7 million, or 22.2%, of revenue for the year ended December 31, 2011. The increase in other operating expenses margin is due to a $11.0 million increase in provider taxes and fees, a $10.7 million increase in contract services from the implementation of new service lines at our facilities, a $5.1 million increase in professional fees primarily due to the implementation of hospitalist programs at two of our hospitals and a $3.4 million increase in acquisition costs.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the year ended December 31, 2012, we recognized approximately $6.4 million of incentive reimbursements, compared to $7.2 million for the year ended December 31, 2011.

Income taxes. Our effective tax rate from continuing operations was approximately 38.5% for the year ended December 31, 2012 compared to 16.3% for the year ended December 31, 2011. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-life intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the years ended December 30, 2012 and 2013.

	Year Ended December 31,
	2012	2013
	(In millions)
Cash provided by operating activities	$44.0	$30.8
Cash used in investing activities	(47.4)	(26.8)
Cash provided used in financing activities	(5.7)	(10.9)

Operating Activities

Cash provided by operating activities was $44.0 million for the year ended December 31, 2012, compared to $30.8 million for the year ended December 31, 2013. The prior year period included approximately $13.6 of cash received related to SHOPP and the rural floor settlement discussed previously.

At December 31, 2013, we had working capital, excluding assets and liabilities held for sale and the current portion of long-term debt of $82.8 million, including cash and cash equivalents of $26.4 million, compared to working capital excluding assets held for sale at December 31, 2012 of $88.0 million, including cash and cash equivalents of $33.3 million.

Investing Activities

Cash used in investing activities was $47.4 million for the year ended December 31, 2012 compared to $26.8 million for the year ended December 31, 2013. In the prior year, we spent approximately $26.0 million for healthcare business acquisitions. Capital expenditures for the year ended December 31, 2012 were $32.9 million compared to $26.3 million for the year ended December 31, 2013. During the year ended December 31, 2013, we spent approximately $8.7 million on information technology, $12.6 million on growth capital, with the remainder on routine capital. We also received proceeds of approximately $1.6 million from the disposition of assets during the year ended December 31, 2013.

Financing Activities

Cash flows used in financing activities was $5.7 million for the year ended December 31, 2012, compared to cash used in financing activities of $10.9 million for the year ended December 31, 2013. During the year ended December 31, 2013, we paid approximately $9.8 million on our capital leases and other obligations, $1.2 million in distributions to non-controlling interests and $0.2 million to repurchase non-controlling interests.

The Refinancing

In June 2010, we completed a comprehensive refinancing plan, or the Refinancing. Under the Refinancing, we issued $500.0 million of the 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4 Notes”) Notes in a private placement offering and entered into a new senior secured asset based loan, or the ABL, consisting of a $100.0 million revolving credit facility maturing in December 2014, or the 2010 Revolving Facility. The proceeds from the 9 1/4% Notes were used to repay the outstanding principal and interest related to our previous term loan facility and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Effective November 4, 2011, in accordance with a registration rights agreement entered into by us in connection with the private placement offering of the 9 1/4% Notes, we completed the exchange of the 9 1/4% Notes for $500.0 million in registered 9 1/4% Notes with substantially identical terms as the 9 1/4% Notes. We did not receive any proceeds from this exchange.

Debt Covenants

The indenture governing the 9  1/4% Notes contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2012 and 2013, we were in compliance with all debt covenants that were subject to testing at such dates.

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

We had $33.3 million and $26.4 million of cash and cash equivalents as of December 31, 2012 and December 31, 2013, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

Obligations and Commitments

The following table reflects a summary of obligations and commitments outstanding with payment dates as of December 31, 2013 (in millions):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Contractual Cash Obligations:
Long-term debt (1)	$51.4	$92.5	$523.1	$—	$667.0
Operating leases (2)	9.3	13.0	8.1	9.6	40.0
Capital lease obligations, with interest	46.9	8.2	4.1	—	59.2
Estimated self-insurance liabilities (3)	7.0	7.6	3.4	1.3	19.3

Subtotal	$114.6	$121.3	$538.7	$10.9	$785.5

Other Commitments:
Construction and capital improvements (4)	$6.5	$—	$—	$—	$6.5
Letters of credit (5)	4.9	—	—	—	4.9
Physician commitments (6)	3.8	0.7	—	—	4.5
Information technology commitments (7)	7.3	15.3	15.9	8.2	46.7

Subtotal	$22.5	$16.0	$15.9	$8.2	$62.6

Total obligations and commitments	$137.1	$137.3	$554.6	$19.1	$848.1

(1)	Includes both principal and interest portions of outstanding debt.
(2)	These obligations are not reflected in our consolidated balance sheets.
(3)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.
(4)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets.

(5)	Amounts relate to instances in which we have letters of credit outstanding with the third party administrators of our self-insured workers’ compensation program.
(6)	Includes physician guarantee liabilities recognized on our consolidated balance sheets under FASB provisions regarding minimum revenue guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.
(7)	An affiliate of HCA and another third-party vendor provide various information systems services, including but not limited to, financial, clinical, revenue cycle management, patient accounting and network information services, under contracts that expire beginning 2017. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase to our hospitals that is capped by the consumer price index increase.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2013, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2013.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in reliance on SEC rules that permit us to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting

Item 9B.	Other Information.

In connection with Michael Wiechart’s appointment as President and Chief Executive Officer, Mr Wiechart’s base salary was increased to $650,000 as of January 1, 2014. There were no changes to his employment agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The table below presents information with respect to the members of Capella’s Board of Directors and executive officers and their ages.

Name	Age	Position
Michael A. Wiechart	48	President and Chief Executive Officer
D. Andrew Slusser	54	Executive Vice President of Acquisitions and Development
Denise W. Warren	52	Executive Vice President, Chief Financial Officer and Treasurer
Neil W. Kunkel	49	Executive Vice President, Chief Legal and Administrative Officer
Daniel S. Slipkovich	56	Executive Chairman of the Board and Co- Founder
J. Thomas Anderson	60	Vice-Chair, Co-Founder and Director
Joseph P. Nolan	49	Director
David S. Katz	48	Director
Robert Z. Hensley	56	Director

Michael A. Wiechart was named President and Chief Executive Officer in January 2014. Mr Wiechart served as the Senior Vice President and Chief Operating Officer of Capella from May 2009 to January 2014. From February 2004 to May 2009, Mr. Wiechart served as a Group President and Division President of LifePoint. Prior to that, Mr. Wiechart served as a Division Chief Financial Officer of the LifePoint from May 1999 until February 2004. Prior to that time, Mr. Wiechart served as vice president/operations controller of Province Healthcare and in various financial positions with HCA. Mr. Wiechart earned a Bachelor of Science degree in Accounting from the University of Kentucky. Mr. Wiechart also earned a Lean Healthcare certification from the University of Tennessee at Knoxville.

D. Andrew Slusser was named Executive Vice President of Acquisitions and Development in January 2014. Mr. Slusser served as the Senior Vice President of Acquisitions and Development of Capella from the formation of Capella in April 2005 to January 2014. From April 1999 to April 2005, Mr. Slusser was the Vice President of Acquisitions and Development for Province Healthcare, responsible for all activities to develop and complete the acquisition of hospitals, including market identification, proposal presentation, negotiation of terms and conditions, pro forma financial statements and management of due diligence. Prior to that, Mr. Slusser was a founding officer and the Senior Vice President and Chief Financial Officer of Arcon Healthcare Inc., a provider of comprehensive ambulatory care services. He has also held Chief Financial Officer positions with HealthTrust and HCA, the latter including Western Group Chief Financial Officer with responsibility for 45 U.S. hospitals, five European hospitals and 125 surgical centers across the United States. Mr. Slusser is a certified public accountant (inactive). Mr. Slusser earned a Bachelor of Business Administration in Accounting from the University of Texas.

Denise W. Warren was named Executive Vice President, Chief Financial Officer, and Treasurer in January 2014. Ms. Warren served as the Senior Vice President, Chief Financial Officer and Treasurer of Capella from October 2005 and has more than 25 years of financial experience. In 2011 and 2012, Ms. Warren was named to Becker’s Hospital Review as one of the top “Hospital and Health System CFOs To Know”. Also in 2011, Ms. Warren was named by Nashville Medical News as a “Woman to Watch.” In 2010, Ms. Warren was named as a “Woman of Influence in Tennessee” by the Nashville Business Journal. In 2009, Ms. Warren was named CFO of the Year for large private companies in Tennessee by the Nashville Business Journal. From 2001 to 2005, Ms. Warren served as a Senior Equity Analyst and former Research Director for Avondale Partners LLC (“Avondale”). Prior to her time at Avondale, from 2000 to 2001, Ms. Warren served as Senior Vice President and Chief Financial Officer for Gaylord Entertainment Company, a leading hospitality and entertainment organization (“Gaylord”). While at Gaylord, she was selected as Financial Executive of the Year by The Institute of Management Accountants. Prior to that, from 1996 to 2000, Ms. Warren worked in the New York office of Merrill Lynch & Co. as a Director and Senior Equity Analyst. Ms. Warren currently serves as a member of the Board of Governors of the Federation of American Hospitals, an investor-owned hospital industry group based in Washington, D.C. Ms. Warren earned a Bachelor of Science degree in Economics from Southern Methodist University where she graduated Phi Beta Kappa, summa cum laude. Ms. Warren also earned a Master of Business Administration from Harvard University.

Neil W. Kunkel was named Executive Vice President, Chief Legal and Administrative Officer in January 2014. Mr. Kunkel served as the Senior Vice President, General Counsel and Secretary of Capella from October 2011. Before joining Capella, he was Vice-President and Associate General Counsel for LifePoint Hospitals, which he joined in 1998 prior to its spin-off from HCA in 1999. Prior to that time, Mr. Kunkel served first as Group Operations Counsel and then as Managing Counsel for HCA. A member of the Board of Governors of the Federation of American Hospitals, Neil has served as Chair and Vice-Chair of the Legal and Operations Policy Committee. He is currently serving as Chair of the Health Facilities Interest Group of the American Bar Association’s Health Law Section. He is a member of the American Health Lawyers Association and a member of both the Tennessee and Kentucky Bar Associations. A graduate of Wake Forest University, Mr. Kunkel earned his law degree from the University of Louisville Law School, where he was a member of the Brandeis Honor Society.

Daniel S. Slipkovich became Executive Chairman of the Board in January 2014. Mr. Slipkovich has served as a director of Capella since May 2005 and served as the Chief Executive Officer from May 2005 to January 2014 and as President of Capella from August 2011. Mr. Slipkovich has managed hospitals in over 20 states through a career that has included investor relations, market strategies, physician recruitment and integration, clinical and operational management, joint venture structuring, information systems development, revenue cycle, HIPAA, ethics and compliance programs. From February 2004 until April 2005, Mr. Slipkovich served as the President and Chief Operating Officer of Province Healthcare, an operator of non-urban acute care hospitals, responsible for broad-based corporate activities as well as all hospital operations through three operating divisions with $900 million in revenue. Prior to that, Mr. Slipkovich worked for HCA and spin-off companies, HealthTrust Purchasing Group (“HealthTrust”) and LifePoint from 1983 to 2003. He previously served in hospital CFO positions and served in several Division Vice President positions and as Group Vice President for HCA in Florida responsible for hospital and ancillary operations with revenue of $5 billion. He was promoted to Senior Vice President for HCA corporate, where he was responsible for the divestiture of 24 hospitals in the spin-off of LifePoint. In addition, Mr. Slipkovich serves on the board of directors of the Federation of American Hospitals and, in 2009, was named to Modern Healthcare’s list of Top 100 Most Powerful People in Healthcare. Mr. Slipkovich is a certified public accountant. Mr. Slipkovich earned an Accounting degree from West Virginia University and attended graduate school at the University of Miami and Virginia Tech

J. Thomas Anderson has been the Vice-Chair and Co-Founder of Capella since September 2010 and served as our President and a director from May 2005 to September 2010. From 1998 until 2005, Mr. Anderson served as the Senior Vice President of Acquisitions and Development for Province Healthcare during which time he developed growth strategies, managed the development of Province Healthcare’s national market presence and closed transactions to acquire 18 hospitals representing $900 million in annual net revenue. Prior to that, from 1992 to 1998, Mr. Anderson served as Vice President and Group Director for CHS, where he was responsible for the operations of 14 facilities in six states as well as new business development for CHS including the assimilation of 17 facilities when CHS acquired Hallmark Health Systems, Inc., a community-based nonprofit hospital operator in northern Boston. Mr. Anderson was previously the Chief Executive Officer and Chief Financial Officer of several community hospitals, including the Chief Financial Officer/Associate Administrator for Baptist Medical Center in Montgomery, Alabama and the Chief Executive Officer at Harton Regional Medical Center in Tullahoma, Tennessee. Mr. Anderson is a certified public accountant and began his career with HCA in accounting and internal audit. Mr. Anderson earned a Bachelor of Science degree in Accounting from Tennessee Technological University and a Master of Business Administration from Auburn University at Montgomery.

Joseph P. Nolan has been a director of Capella since May 2005. Mr. Nolan is the founder and Managing Director of Beverly Capital, a Chicago-based investment firm. Prior to founding Beverly, Mr. Nolan enjoyed a 20-year career as a Senior Principal and Senior Advisor with GTCR, a private equity firm currently managing in excess of $7.3 billion. After joining GTCR in 1994, Mr. Nolan became a Senior Principal of the firm in 1996, a co-founder of GTCR Golder Rauner LLC in 1998, and led or co-led GTCR’s healthcare investing efforts for much of his career, before becoming a Senior Advisor to the firm in 2012. Mr. Nolan has served as an investor and director of over 20 public and private companies including HealthSpring, Province healthcare, Managed Healthcare Associates, CompBenefits, Alliant Insurance Services and Devicor Medical Products. Mr. Nolan holds a MBA from the University of Chicago and a BS in Accounting with High Honors from the university of Illinois.

David S. Katz has been a director of Capella since December 2006. Mr. Katz joined GTCR as a Principal in 2006 and is a Managing Director of the firm. Prior to joining GTCR, Mr. Katz served as a managing director of Frontenac Company, where he worked for 12 years. He also previously served as an associate of the Clipper Group and a consultant at the Boston Consulting Group. Mr. Katz also serves as a director of Curo Health Services Correctional Healthcare Corporation and Universal American and previously served as a director of Gevity HR and numerous other privately held companies. Mr. Katz graduated cum laude with a Bachelor of Arts in political science from Yale University and earned a Master’s in Business Administration, where he graduated with distinction from Harvard University.

Robert Z. Hensley has been a director of Capella since January 2009. From July 2002 to September 2003, Mr. Hensley was an audit partner at Ernst & Young, LLP in Nashville, Tennessee. Prior to that, he served as an audit partner at Arthur Andersen LLP in Nashville, Tennessee from 1990 to 2002, and was managing partner of the Nashville, Tennessee office of Arthur Andersen LLP from 1997 to July 2002. Mr. Hensley is the founder and an owner of two real estate and rental property development companies, each of which is located in Destin, Florida. He also serves on the board of directors of Diversicare., a publically traded provider of long-term care services to nursing home patients and residents of assisted living facilities. He also currently serves on the board of several privately held companies. From 2011 to 2013, Mr. Hensley served on the board of directors of Greenway Medical Technologies, Inc., a publicly traded provider of software and services to ambulatory medical providers. From 2006 to 2010, Mr. Hensley also served as a director of COMSYS IT Partners, Inc., an information technology services company and Spheris, Inc., a provider of medical transcription technology and services. Since 2008, Mr. Hensley has served as a senior advisor to the healthcare and transaction advisory services groups of Alvarez and Marsal, LLC, a professional services company. Mr. Hensley holds a M.A. in Accountancy and a Bachelor of Science in Accounting from the University of Tennessee. Mr. Hensley is a certified public accountant.

Board of Directors and Board Committees

Capella’s Board of Directors consists of five members, two of whom are designated by GTCR, one of whom is designated by a majority of our investors, one of whom is Capella’s Executive Chairman of the Board (formerly Capella’s President and Chief Executive Officer) and one of whom is the Vice-Chair and Co-Founder (who formerly was Capella’s President and by agreement continues to serve on the Board of Directors). The Board of Directors currently has two standing committees: the Audit Committee and the Compensation Committee. Each of the directors designated by GTCR has the right to serve on all standing committees of the Board of Directors.

Name of Director	Audit Committee	Compensation Committee
J. Thomas Anderson	—	—
Robert Z. Hensley (1)	X	X
David S. Katz	X	X
Joseph P. Nolan	X	X
Daniel S. Slipkovich	—	—

(1)	Mr. Hensley is designated as the audit committee’s financial expert. Capella is not subject to any listing standards but the Board believes that Mr. Hensley would be considered “independent” based on NYSE and NASDAQ listing standards.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by us and our subsidiaries for each of the last two years with respect to Capella’s Chief Executive Officer and two other most highly compensated executive officers. (collectively, the “Named Executive Officers” or “NEOs”):

Name and Principal Position	Year	Salary	Bonus (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Daniel S. Slipkovich	2013	$650,000	$112,427	$—	$4,222	$766,649
President and Chief Executive Officer (4)	2012	$633,333	$—	$300,000	$4,562	$937,895
Denise W. Warren	2013	$450,007	$91,767	$—	$3,142	$544,916
Senior Vice President, Chief Financial Officer and Treasurer (5)	2012	$441,692	$—	$200,000	$3,482	$645,174
Michael A. Wiechart	2013	$450,007	$92,020	$—	$277,166	$819,193
Senior Vice President and Chief Operating Officer (6)	2012	$443,308	$—	$200,000	$277,506	$920,814

(1)	The Compensation Committee and the Board of Directors may make discretionary bonuses outside of the non-equity incentive compensation plan. This flexibility is retained because the evaluation of the performance of an NEO may lead the Compensation Committee and the Board of Directors to determine that an NEO should receive additional compensation in a year regardless of whether the financial goal established under the non-equity incentive compensation plan is achieved. In 2013, Ms. Warren and Messrs. Slipkovich and Wiechart each received a discretionary bonus as outlined in the table above, some of which was in conjunction with the Company’s management restructuring and reorganization plan.
(2)	Reflects cash awards earned under our non-equity incentive compensation plan. See the section below entitled “- Non-Equity Incentive Compensation Plan.”
(3)	Details of the amounts included in “All Other Compensation” for 2013 are as follows:

	Group term life	Long-term disability	Deferred Compensation (1)	Total
Daniel S. Slipkovich	$2,322	$1,900	$—	$4,222
Denise W. Warren	1,242	1,900	—	3,142
Michael A. Wiechart	810	1,900	274,456	277,166

(1)	Represents a reduction in liquidated damages as provided in Mr. Wiechart’s employment agreement as a form of deferred compensation in connection with recruiting Mr. Wiechart to join Capella.

(4)	Daniel S. Slipkovich held the position of President and Chief Executive Officer through December 31, 2013.

(5)	Denise W. Warren was named Executive Vice President, Chief Financial Officer and Treasurer effective January 1, 2014.

(6)	Michael A. Wiechart was appointed to the role of President and Chief Executive Officer effective January 1, 2014.

Employment Agreements with the NEOs

Capella has entered into an employment agreement with each of the NEOs. Each of the employment agreements has substantially similar terms. The employment agreements establish the initial base salary of the applicable NEOs. The base salaries are reviewed and adjusted by the Compensation Committee of the Board of Directors once per year. In addition to the annual salary review, based upon the recommendations of the Chief Executive Officer, the Compensation Committee and the Board of Directors also may adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness in the market. Additionally, the employment agreements establish the cash incentive bonus potential of each NEO under the non-equity compensation plan as a percentage of base salary. Mr. Slipkovich was eligible to earn a potential cash incentive bonus under the non-equity compensation plan of 100% of his base salary, and each of Ms. Warren and Mr. Wiechart was eligible to earn a potential cash incentive bonus under the non-equity compensation plan of 75% of his or her base salary.

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

“Good Reason” is generally defined in each NEO’s employment agreement to mean (a) any decision by the Board of Directors which results in the primary business of Holdings being a business other than acquiring or operating acute-care hospitals, (b) substantial detrimental change in the positions or responsibilities of the NEO without the consent of the NEO, (c) where the NEO’s benefits under the employee benefit or health or welfare plan or programs of Holdings are in the aggregate materially decreased, excluding reductions because of benefit plan changes applicable to employees generally, (d) the failure by Holdings to pay the NEO’s base salary or to provide for the NEO’s annual bonus if and when due, (e) the relocation of the NEO’s primary place of employment to a location which is more than 100 miles from the city limits of Nashville, Tennessee; provided, however, that any of the foregoing (a) through (e) may be cured or remedied by Holdings within 30 days after receiving notice thereof from the NEO.

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

The amount of estimated compensation payable to each NEO entitled to benefits if any such event had occurred on December 31, 2013 is listed in the tables below:

Daniel S. Slipkovich

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause		Resignation for Good Reason		Change in Control		Death or Disability
Cash Payments	$650,000		$650,000		—		$650,000
Accelerated Vesting of Unvested Restricted Stock	—		—		$3,357,024	(2)	—
Put Right	3,115,716	(1)	3,115,716	(1)	—		—

(1)	Reflects the right to require Holdings to purchase (i) 299,171 shares of Holdings common stock based on a per share price of $4.25 per share, which was determined to be the fair market value of Holdings common stock as of December 31, 2011 by a third-party appraiser. As a fair market value of Holdings has not been determined for the Company by a third party appraiser since December 31, 2011, the current fair market value of Holdings common stock could be materially different; and (ii) 1,841.94 shares of Holdings preferred stock at $1,000 per share. In May 2005, Mr. Slipkovich originally purchased the shares of common stock for fair market value and 1,172.749 share of preferred stock for $1,000 per share.
(2)	Reflects the accelerated vesting of 789,888 shares of Holdings common stock that remain unvested until certain terms are met upon a Sale of the Company or an initial Public Offering. The amount of compensation reflected in this column is based on a per share price of $4.25, which was determined to be the fair market value of Holdings common stock as of December 31, 2011 by a third-party appraiser. As a fair market value of Holdings has not been determined for the Company by a third-party appraiser since December 31, 2011, the current fair market value of Holdings common stock could be materially different. Mr. Slipkovich originally purchased these shares for fair market value in May 2005.

Denise W. Warren

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause	Resignation for Good Reason	Change in Control	Death or Disability
Cash Payments	$450,007	—	—	$450,007
Accelerated Vesting of Unvested Restricted Stock	—	—	—	—

Michael A. Wiechart

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause	Resignation for Good Reason	Change in Control		Death or Disability
Cash Payments	$900,014	$900,014	—		$900,014
Accelerated Vesting of Unvested Restricted Stock	—	—	$2,040,000	(1)	—

(1)	Reflects the accelerated vesting of 480,000 shares of Holdings common stock that remain unvested until certain terms are met upon a Sale of the Company, except in the case of an initial Public Offering. The amount of compensation reflected in this column is based on a per share price of $4.25, which was determined to be the fair market value of Holdings common stock as of December 31, 2010 by an third-party appraiser. As a fair market value of Holdings has not been determined for the Company by a third-party appraiser completed since December 31, 2011, the current fair market value of Holdings common stock could be materially different. Mr. Wiechart originally purchased these shares for fair market value in May 2009.

Non-Equity Incentive Compensation Plan

Certain of our corporate-level employees, including the NEOs, are eligible for a cash incentive bonus under our non-equity incentive compensation plan. When determining the amount of non-equity incentive compensation to be paid to each NEO, the Compensation Committee of the Board of Directors reviews and considers the following information:

•	evaluations of each of the NEOs, as well as any feedback from the Board of Directors, regarding each NEO’s performance;

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

For 2013, the Compensation Committee of the Board of Directors, based on the recommendation of the Chief Executive Officer, determined a potential cash incentive bonus amount for each NEO based on a specific percentage of each NEO’s base salary. For 2013, Mr. Slipkovich was eligible to earn a potential cash incentive bonus of 100% of his base salary, and each of Ms. Warren and Mr. Wiechart and was eligible to earn a potential cash incentive bonus of 75% of his or her base salary (the “Maximum Cash Incentive Amount”). Each NEO can earn up to 100% of his or her Maximum Cash Incentive Amount if certain performance goals are achieved.

Equity Incentive Compensation

Equity incentive compensation awards historically have not been granted as an element of NEO compensation. The Board of Directors of Holdings has adopted the Capella Holdings, Inc. 2006 Stock Option Plan (the “2006 Stock Option Plan”), which permits the Board of Directors of Holdings to issue stock options to our directors, executive officers and other key personnel, subject to the terms and conditions set forth in the 2006 Stock Option Plan and in each option award. Holdings has never issued stock options under the 2006 Stock Option Plan. Additionally, although Holdings previously has granted restricted share awards to certain of our employees, no restricted share awards have been granted to the NEOs. The performance goals for 2013 were not achieved and, as a result, the NEOs did not receive cash incentive bonuses under the non-equity compensation plan.

DIRECTOR COMPENSATION

During the year ended December 31, 2013, none of our directors received compensation for their service as a member of the Board, except for Mr. Hensley as the only member of the Board that we believe would be considered “independent” based upon NYSE and NASDAQ listing standards. Mr. Anderson received other compensation from the Company pursuant the agreement described below. All of our directors are reimbursed for reasonable expenses incurred in connection with their services.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation		Total
J. Thomas Anderson	$—	$—	$122,145	(1)	$122,145
Robert Z. Hensley	35,000	—	—		35,000

(1)	Mr. Anderson served as Capella’s President from May 2005 to September 2010 and served as a director since 2005. In September 2010, Mr. Anderson’s employment agreement was amended in connection with his transition from Capella’s President to the position of Vice-Chair and Co-Founder. Mr. Anderson’s employment agreement was further amended in August 2013, and his term will end on September 1, 2014 unless sooner terminated in accordance with his amended employment agreement. Pursuant to the employment agreement, Mr. Anderson received a salary of $100,000 during 2013. Additionally, during the remaining term of his agreement, Mr. Anderson is eligible to earn an acquisition bonus of between 0% and 0.5% of the purchase or acquisition price of any transaction closed and consummated by Holdings, Capella or one of its subsidiaries. The amount of such bonus is subject to the discretion of the Board of Directors of Holdings, which will give consideration to factors such as input from the Chief Executive Officer and the amount of Mr. Anderson’s involvement in the acquisition transaction. No such bonus was granted during 2013. Additionally, Mr. Anderson received group term life and long-term disability benefits totaling $1,894 during 2013.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Hensley, Katz and Nolan served as members of our Compensation Committee throughout 2013. Although Messrs. Hensley, Katz and Nolan serve on the board of Holdings, none of them has at any time been an officer or employee of Capella, Holdings or any of their subsidiaries. Additionally, none of our executive officers has served as a member of another entity’s compensation committee, one of whose executive officers served on our Compensation Committee or was one of our directors. Members of our Compensation Committee have certain relationships with Capella and Holdings, as described in the section below entitled “Item 13. Certain Relationships and Related Transactions, Director Independence.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of Capella’s capital stock is owned by our parent company, Holdings. The table below presents information with respect to the beneficial ownership of Holdings common stock and Holdings preferred stock as of December 31, 2013 by (a) any person or group who beneficially owns more than five percent of Holdings common stock or Holdings preferred stock, (b) each of Capella’s directors and Named Executive Officers and (c) all directors and executive officers of Capella as a group. The percentages provided in the table are based on 63,172,160 shares of Holdings common stock and 340,504.594 shares of Holdings preferred stock outstanding as of January 31, 2014.

Name of Beneficial Holder(1)	Shares of Common Stock Beneficially Owned(4)		Percentage of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned(4)		Percentage of Preferred Stock Beneficially Owned
GTCR(2)	50,000,000	(5)	79.1%	340,616.619	(7)	99.4%
Daniel S. Slipkovich (3)	4,880,521	(6)	7.7	1,951.969		*
Denise W. Warren	799,247		1.3	—		—
Michael A. Wiechart	480,000		*	—		—
J. Thomas Anderson	3,771,511		6.0	—		—
Joseph P. Nolan	—		—	—		—
David S. Katz	—		—	—		—
Robert Z. Hensley	17,000		*	—		—
All directors and executive officers as a group (9 persons)	11,132,000		17.6	1,970.782		*

*	Less than one percent.
(1)	Each owner has agreed to vote their shares in accordance with the Stockholders Agreement. See “Certain Relationships and Related Transactions — Stockholders Agreement.”
(2)	The address of GTCR and Mr. Katz is 300 N. LaSalle Street, Suite 5600, Chicago, Illinois 60654. The address for of Mr. Nolan is Beverly Capital, LLC, 3201 Old Glenview Road #300, Willmette, Illinois 60091.
(3)	The address of Messrs. Slipkovich and Anderson is 501 Corporate Centre Drive, Franklin, Tennessee 37067.
(4)	Beneficial ownership includes voting or investment power with respect to securities and includes shares that an individual has a right to acquire within 60 days after January 31, 2014.
(5)	Includes 42,342,800, 7,431,200 and 226,000 shares owned by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., respectively. Mr. Katz is a principal of GTCR and as such may be deemed to be a beneficial owner of these three funds. Mr. Katz disclaims beneficial ownership of such funds.
(6)	Includes 789,888 shares owned by Mr. Slipkovich with financial rights that do not vest until a sale of the Company or an initial public offering but for which Mr. Slipkovich currently has voting power.
(7)	Includes 288,453.224, 50,623.807 and 1,539.589 shares owned by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., respectively.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Stock Purchase Agreement

In accordance with a Stock Purchase Agreement, dated May 4, 2005, as amended by Supplement No. 1 to the Stock Purchase Agreement, dated April, 2007 and Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated February 29, 2008 (collectively, the “Purchase Agreement”), Holdings authorized the issuance and sale to GTCR of 196,000.000 shares of Holdings Cumulative Redeemable Preferred Stock and 50,000,000 shares of Holdings common stock. At the initial closing, GTCR purchased 25,000,000 shares of Holdings common stock at a price of $0.08 per share for gross proceeds of $2,000,000. At such time, GTCR intended to provide up to $198,000,000 in equity financing to Holdings as the equity portion of the debt and equity financing necessary to fund the acquisition of acute care hospitals, in each case as approved by the board of directors of Holdings and by GTCR. Such additional equity financing would be provided through the purchase by GTCR of up to 25,000,000 shares of Holdings common stock at $0.08 per share and 196,000.000 shares of Holdings preferred stock at $1,000 per share (each such purchase, a “Subsequent

Closing”). As of December 31, 2013, 50,000,000 shares of Holdings common stock and 205,541.741 shares of Holdings preferred stock have been purchased by GTCR in Subsequent Closings. This agreement called for the execution of employment agreements with executive management (see “Executive Compensation-Summary Compensation Table-Employment Agreements”), a Stockholders Agreement, a Registration Rights Agreement and a Professional Services Agreement. Pursuant to the Purchase Agreement, Holdings may not, among other things, without the prior written consent of the majority holders, pay any dividends or make distributions, make or permit any subsidiaries, including Capella, to make any loans or advances, or merge or consolidate with any person. Under the Purchase Agreement, Holdings agreed to pay certain expenses of GTCR, including fees and expenses incurred with respect to any amendments or waivers and stamp and other taxes in connection with the Purchase Agreement.

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

Description of Fees	Amount of Fees
	2012	2013
Audit Fees	$965,426	$1,122,866
Audit-Related Fees	407,021
Tax Fees	87,541	52,708

Total	$1,459,988	$1,175,574

Audit Fees — These fees were primarily for professional services rendered by Ernst & Young LLP in connection with the audit of the Company’s consolidated annual financial statements, reviews of the interim condensed consolidated financial statements and its quarterly report on Form 10-Q for the first three fiscal quarters of the fiscal years ended December 31, 2012 and 2013.

Audit-Related Fees — These fees were primarily for services rendered by Ernst & Young LLP for transactional related services.

Tax Fees — These fees were for services rendered by Ernst & Young LLP for assistance with tax compliance regarding tax filings and also for other tax advice and consulting services.

Pre-approval of Services Performed by the Independent Registered Public Accounting Firm

The charter of the Audit Committee provides that the Audit Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it. For 2013, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

The Audit Committee considered and determined that the provision of non-audit services by Ernst & Young LLP during 2012 and 2013 was compatible with maintaining auditor independence. None of these services is of a type that is prohibited under the independent registered public accounting firm independence standards of the SEC.

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

(b) Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 2, 2012)

4.4	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Stock Purchase Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.2	Supplement No. 1 to the Stock Purchase Agreement, dated as of April , 2007, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.3	Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.4	Stockholders Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.5	Amendment No. 1 to the Stockholders Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.6	Registration Rights Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

Exhibit Number	Description

10.7	Professional Services Agreement, dated as of May 4, 2005, between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.8	Amendment No. 1 to Professional Services Agreement between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc., dated as of November 30, 2005 (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.9	Loan and Security Agreement, dated June 28, 2010, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Guarantors, certain financial institutions as Lenders, Bank of America, N.A. as Agent and Collateral Agent, Citibank, N.A. as Syndication Agent, Barclays Bank PLC and General Electric Capital Corporation as Co-Documentation Agents and Bank of America Securities LLC and Citigroup Global Markets Inc. as Co-Lead Arrangers and Co-Book Managers (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.10	Form of Joinder to Loan and Security Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.11	Consent Agreement and Amendment No. 1 to Loan Agreement, dated January 27, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on August 3, 2012)

10.12	Consent Agreement and Amendment No. 2 to Loan Agreement, dated June 29, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on August 3, 2012)

10.13	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Daniel S. Slipkovich (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.14	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.15	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.16	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.17	Amendment No. 2 to Senior Management Agreement, dated as of September 1, 2010, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.18	Amendment No. 3 to Senior Management Agreement, dated August 31, 2013, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc., on November 8, 2013, File No. 333-175188)*

10.19	Senior Management Agreement, dated May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and David Andrew Slusser (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.20	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., David Andrew Slusser and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

Exhibit Number	Description

10.21	Senior Management Agreement, dated as of October 17, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Denise Wilder Warren (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.22	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.23	Senior Management Agreement, dated as of May 26, 2009, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Michael Wiechart (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.24	Form of Amendment No. 1 to Senior Management Agreement, dated as of August 24, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.25	Capella Holdings, Inc. 2006 Stock Option Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.26	Capella Holdings, Inc. Deferred Compensation Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.27	Computer and Data Processing Services Agreement, effective February 21, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.28	Amendment No. 001 to Computer and Data Processing Services Agreement, effective May 5, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.29	Lease Agreement, dated April 3, 2007, by and among Muskogee Medical Center Authority, d/b/a Muskogee Regional Medical Center , Muskogee Regional Medical Center, LLC, and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.30	Form of Redemption Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.31	Senior Management Agreement, dated September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil W. Kunkel (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 11, 2011) *

21	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Definition Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

*	Management compensatory plan or arrangement.
**	Certain information has been omitted pursuant to a confidential treatment request filed with the SEC.
***	Furnished electronically herewith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CAPELLA HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Capella Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Capella Healthcare, Inc., a wholly owned subsidiary of Capella Holdings, Inc., as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Healthcare, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 11, 2014

Capella Healthcare, Inc.

Consolidated Balance Sheets

(In millions, except for share and per share amounts)

	December 31,
	2012	2013
Assets
Current assets:
Cash and cash equivalents	$33.3	$26.4
Accounts receivable, net of allowance for doubtful accounts of $93.6 and $105.5 at December 31, 2012 and 2013, respectively	123.5	126.3
Inventories	24.8	24.3
Prepaid expenses and other current assets	4.9	5.0
Other receivables	6.6	6.6
Assets held for sale	—	13.1
Deferred tax assets	1.7	2.5

Total current assets	194.8	204.2
Property and equipment:
Land	37.9	37.8
Buildings and improvements	399.4	389.4
Equipment	215.5	245.1
Construction in progress (estimated cost to complete and equip at December 31, 2013 is $6.5 million)	15.6	8.0

	668.4	680.3
Accumulated depreciation	(194.8)	(224.2)

	473.6	456.1
Goodwill	136.0	133.6
Intangible assets, net	10.7	13.2
Other assets, net	29.3	23.7

Total assets	$844.4	$830.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$31.1	$28.5
Salaries and benefits payable	23.1	23.8
Accrued interest	23.3	23.3
Other accrued liabilities	20.9	32.7
Current portion of long-term debt	8.4	49.6
Liabilities held for sale	—	1.9

Total current liabilities	106.8	159.8
Long-term debt	543.4	507.8
Deferred income taxes	14.1	17.3
Other liabilities	30.3	28.4
Redeemable non-controlling interests	21.1	21.4
Due to parent	210.5	210.9
Stockholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2012 and 2013, respectively	—	—
Retained deficit	(81.8)	(114.8)

Total stockholder’s deficit	(81.8)	(114.8)

Total liabilities and stockholder’s deficit	$844.4	$830.8

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2011	2012	2013
Revenue before provision for bad debts	$723.7	$802.3	$828.5
Provision for bad debts	(72.3)	(84.1)	(106.2)

Revenue	651.4	718.2	722.3
Costs and expenses:
Salaries and benefits	313.9	333.2	342.8
Supplies	108.3	114.8	123.1
Other operating expenses	144.7	177.7	185.5
Other income	(7.2)	(6.4)	(12.6)
Management fee to related party	0.2	0.2	0.2
Interest, net	51.1	53.1	55.0
Depreciation and amortization	31.8	37.8	44.2

Total costs and expenses	642.8	710.4	738.2

Income (loss) from continuing operations before income taxes	8.6	7.8	(15.9)
Income taxes	1.4	3.0	4.0

Income (loss) from continuing operations	7.2	4.8	(19.9)
Loss from discontinued operations, net of tax	(20.5)	(17.6)	(11.4)

Net loss	(13.3)	(12.8)	(31.3)
Less: Net income attributable to non-controlling interests	1.2	1.3	0.5

Net loss attributable to Capella Healthcare, Inc.	$(14.5)	$(14.1)	$(31.8)

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Stockholder’s Deficit

(In millions, except for share amounts)

	Common Stock		Retained Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance at January 1, 2011	100	$—	$(48.0)	$(48.0)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(1.1)	(1.1)
Net loss	—	—	(14.5)	(14.5)

Balance at December 31, 2011	100	—	(63.6)	(63.6)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(0.6)	(0.6)
Establishment of non-controlling interests related to St. Thomas joint venture			(3.5)	(3.5)
Net loss	—	—	(14.1)	(14.1)

Balance at December 31, 2012	100	—	(81.8)	(81.8)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(1.2)	(1.2)
Net loss	—	—	(31.8)	(31.8)

Balance at December 31, 2013	100	$—	$(114.8)	$(114.8)

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2012	2013
	(In Millions)
Operating activities
Net loss	$(13.3)	$(12.8)	$(31.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	20.5	17.6	11.4
Depreciation and amortization	31.8	37.8	44.2
Amortization of loan costs and debt discount	2.8	3.9	4.0
Provision for bad debts	72.3	84.1	106.2
Deferred income taxes	1.2	2.0	3.1
Stock-based compensation	0.8	1.0	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(72.9)	(97.2)	(113.6)
Inventories	(2.6)	(0.3)	(0.6)
Prepaid expenses and other current assets	(6.0)	0.3	(0.3)
Accounts payable and other current liabilities	6.5	7.1	11.2
Accrued salaries	(1.0)	1.2	0.7
Accrued interest	(0.4)	—	—
Other	(0.7)	1.8	(2.1)

Net cash provided by operating activities – continuing operations	39.0	46.5	33.7
Net cash provided by (used in) operating activities – discontinued operations	4.0	(2.5)	(2.9)

Net cash provided by operating activities	43.0	44.0	30.8
Investing activities
Purchases of property and equipment, net	(31.3)	(32.9)	(26.3)
Acquisition of healthcare businesses	(34.1)	(26.0)	—
Proceeds from disposition of healthcare businesses	20.5	12.4	1.6
Change in other assets	(1.8)	—	—

Net cash used in investing activities – continuing operations	(46.7)	(46.5)	(24.7)
Net cash used in investing activities – discontinued operations	(2.9)	(0.9)	(2.1)

Net cash used in investing activities	(49.6)	(47.4)	(26.8)
Financing activities
Payments on capital leases and other obligations	—	(2.7)	(9.8)
Advances (to) from Parent	3.8	(0.4)	0.3
Payment of debt issue costs	—	(0.2)	—
Distributions to non-controlling interests	(1.0)	(1.7)	(1.2)
Repurchase of non-controlling interests	(0.3)	(1.1)	(0.2)

Net cash provided by (used in) financing activities – continuing operations	2.5	(6.1)	(10.9)
Net cash (used in) provided by financing activities – discontinued operations	(1.8)	0.4	—

Net cash provided by (used in) financing activities	0.7	(5.7)	(10.9)

Change in cash and cash equivalents	(5.9)	(9.1)	(6.9)
Cash and cash equivalents at beginning of year	48.3	42.4	33.3

Cash and cash equivalents at end of year	$42.4	$33.3	$26.4

Supplemental disclosure of cash flow information
Cash paid for interest	$47.2	$47.1	$51.2

Cash paid for taxes	$0.5	$0.4	$1.6

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$—	$50.3	$14.5

See accompanying notes.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

At December 31, 2013, as part of continuing operations, the Company operated eleven general acute care hospitals and ancillary healthcare facilities with a total of 1,504 licensed beds. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

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

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $14.1 million, $25.5 million and $23.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at December 31, 2013 as disclosed in Note 5. The estimated fair value of the 9 1/4% Notes at December 31, 2013 was approximately $532.5 million and based on the average bid and ask price as quoted by the Company’s administrative agent and is categorized as Level 2 within the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”.

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

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

The year ended December 31, 2012 included an additional $7.0 million of revenue related to the State of Oklahoma’s Supplemental Hospital Offset Payment Program, or SHOPP, in which the Company’s Oklahoma hospitals participate. SHOPP allows for the establishment of a hospital provider fee assessment on all non-exempt Oklahoma hospitals. Revenue from this assessment is used to maintain hospital reimbursement from the SoonerCare Medicaid program and to secure additional matching Medicaid funds from the federal government. On January 17, 2012, the Centers for Medicare & Medicaid Services (“CMS”) approved SHOPP with an effective date of July 1, 2011. Based on the approval date of January 17, 2012, the Company recorded the $7.0 million of additional revenue related to SHOPP from the period of July 1, 2011 through December 31, 2011 during the year ended December 31, 2012.

The year ended December 31, 2012 included $6.6 million of revenue related to the industry-wide rural floor provision settlement litigation. The Balanced Budget Act of 1997, or BBA, established a rural floor provision, by which an urban hospital’s wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. The BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals and to calculate a rural floor budget neutrality adjustment to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS miscalculated the neutrality adjustment from 1999 through 2011. The litigation was settled effective April 5, 2012.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012(2)	2013
Medicare(1)	39.2%	39.2%	38.1%
Medicaid(1)	12.8	15.3	14.4
Managed Care and other	37.9	35.3	36.0
Self-Pay	10.1	10.2	11.5

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The increase in Medicaid revenue for fiscal 2012 is due primarily to SHOPP. SHOPP increased Medicaid revenue for fiscal 2012 by approximately $21.5 million.

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2012 totaled $4.5 million compared to $5.7 million as of December 31, 2013. The net estimated third-party payor settlements are included in other current liabilities in the accompanying consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in a decrease to revenue of $0.2 million for the year ended December 31, 2011, an increase of $1.1 million for the year ended December 31, 2012, and an increase of $0.3 million for the year ended December 31, 2013. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2011	$123.1	$72.3	$(108.8)	$86.6
Year ended December 31, 2012	$86.6	$84.1	$(77.1)	$93.6
Year ended December 31, 2013	$93.6	$106.2	$(94.3)	$105.5

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

The Company estimates its cost of care provided under its charity care programs utilizing a calculated ratio of costs to gross charges multiplied by the Company’s gross charity care charges provided. For the years ended December 31, 2011, 2012 and 2013, the Company estimates that its costs of care provided under its charity care programs were approximately $2.9 million, $3.4 million and $2.8 million, respectively.

Concentration of Revenues

For the years ended December 31, 2011, 2012 and 2013, approximately 52.0%, 54.5% and 52.5%, respectively, of the Company’s revenue before the provision for bad debts related to patients participating in the Medicare and Medicaid programs. The Company’s management recognizes that revenue and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

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

The Company accounts for EHR incentive payments in accordance with ASC 450-30, “Gain Contingencies” (“ASC 450-30”). In accordance with ASC 450-30, the Company recognizes a gain for EHR incentive payments when its eligible hospitals and physician practices have demonstrated meaningful use of certified EHR technology for the applicable period and when the cost report information for the full cost report year that determines the final calculation of the EHR incentive payment is available. The demonstration of meaningful use is based on meeting a series of objectives and varies among hospitals and physician practices, between the Medicare and Medicaid programs and within the Medicaid program from state to state. Additionally, meeting the series of objectives in order to demonstrate meaningful use becomes progressively more stringent as its implementation is phased in through stages as outlined by the CMS.

For the years ended December 31, 2011, 2012 and 2013, the Company recognized $7.2 million, $6.4 million and $12.6 million, respectively, in EHR incentive payments in accordance with the HITECH Act under the Medicaid and Medicare programs which is included in other income on the accompanying consolidated statements of operations. Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date are included in the accompanying consolidated balance sheet. As of December 31, 2012 and 2013, outstanding receivables from Medicaid for EHR incentive payments totaled approximately $1.4 million and $2.0 million, respectively and is included in other receivables on the accompanying consolidated balance sheets.

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

Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements and equipment. Assets under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Buildings and improvements are depreciated over estimated lives ranging generally from ten to forty years. Estimated useful lives of equipment vary generally from three to ten years. Depreciation and amortization expense totaled approximately $31.8 million, $37.8 million and $44.2 million for the years ended December 31, 2011, 2012 and 2013, respectively. Amortization expense related to assets under the Company’s capital leases is included under depreciation and amortization expense for the years ended December 31, 2012 and 2013.

At December 31, 2012 and 2013, assets under the Company’s capital leases are as follows (in millions):

	2012	2013
Buildings and improvements	$37.0	$37.0
Equipment	15.5	29.8

Total	52.5	66.8
Accumulated amortization	(3.8)	(12.8)

Total, net	$48.7	$54.0

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

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees. Deferred loan costs totaled approximately $11.4 million and $8.3 million, net of accumulated amortization of approximately $10.2 million and $13.3 million at December 31, 2012 and 2013, respectively, and are included in other assets on the accompanying consolidated balance sheets. The Company amortizes these deferred loan costs to interest expense over the life of the respective debt instrument, using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions under the provisions of FASB authoritative guidance regarding business combinations and goodwill and other intangible assets. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its annual impairment tests as of October 1, and did not incur any impairment charges, other than with respect to discontinued operations, during the years ended December 31, 2011, 2012 and 2013.

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

Other Accrued Liabilities

The Company’s other accrued liabilities, shown as a current liability in the accompanying audited consolidated balance sheet, consist of the following:

	Year Ended December 31,
	2012	2013
	(In millions)
Employee health IBNR reserve	$3.2	$3.4
Professional and general liability claims	2.7	2.5
Non-income tax accrual	2.1	2.6
Physician income guarantees liability	0.7	2.8
Workers’ compensation liability claims	0.9	1.1
Income taxes payable	0.6	0.1
Estimated amounts due to third party payors	4.5	5.7
Deferred revenue related to EHR	—	7.3
Other	6.2	7.2

Total	$20.9	$32.7

Professional and General Liability Claims

Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintains insurance through Auriga Insurance Group, a wholly owned subsidiary of the Parent (“Auriga”), for professional and general claims of $4.75 million per occurrence and $14.25 million in the aggregate per policy year, subject to a $0.25 million self-insured retention per occurrence. The Company also maintains umbrella policies for professional and general claims which cover an additional $60 million per occurrence and in the aggregate. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in determining reserve estimates. Reserve estimates are discounted to present value using a 1% discount rate.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Exposures at the Company’s hospitals prior to the date of their respective acquisition are indemnified by the respective prior owners. Accordingly, the Company appropriately has not estimated any exposure for claims prior to the respective acquisition dates of its facilities. The Company utilized certain information to estimate its 2012 and 2013 liability for professional and general liability claims. Using historical claim payments and developments, the Company estimated the exposure for each of its facilities and recorded a reserve of approximately $29.7 million ($12.0 million of which is due from Auriga) and $26.7 million ($12.6 million of which is due from Auriga) at December 31, 2012 and 2013, respectively. The reserves due from Auriga are included in other liabilities on the accompanying consolidated balance sheets.

The current portion of the reserves was $2.7 million and $2.5 million at December 31, 2012 and 2013, respectively and is included in other accrued liabilities on the accompanying consolidated balance sheets. The long-term portion of the reserves for professional and general liability claims is included in other liabilities on the accompanying consolidated balance sheets.

The Company’s expense for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded under the Company’s professional and general liability insurance program for the years ended December 31, 2011, 2012 and 2013, was approximately $5.6 million, $6.3 million and $7.5 million, respectively.

Workers’ Compensation Reserves

Given the nature of the Company’s operating environment, it is subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintained insurance for individual workers’ compensation claims exceeding approximately $250,000 per occurrence. The Company’s facility located in the state of Washington participates in a state-specific program rather than the Company’s established program. The Company’s two facilities located in Oklahoma participate in a fully insured state-specific workers’ compensation program.

The Company’s reserve for workers’ compensation is based upon an independent third-party actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions. Reserve estimates are undiscounted and are revised on an annual basis. The reserve for workers’ compensation claims at the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon an actuarial calculation. The Company’s reserve for workers’ compensation claims was approximately $3.4 million and $3.7 million at December 31, 2012 and 2013, respectively. The current portion of the reserves, $0.9 million and $1.1 million at December 31, 2012 and 2013, respectively, is included in other accrued liabilities on the accompanying consolidated balance sheets. The long-term portion of the reserves for workers’ compensation claims is included in other liabilities on the accompanying consolidated balance sheets.

The Company’s expense for workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of the Company’s self-insured retention level; and the administrative costs of the insurance program. The total expense recorded under the Company’s workers’ compensation insurance program for the years ended December 31, 2011, 2012 and 2013, was approximately $2.2 million, $1.8 million and $1.9 million, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation. The undiscounted reserve for self-insured medical benefits was approximately $3.2 million and $3.4 million at December 31, 2012 and 2013, respectively, and is included in other accrued liabilities on the accompanying consolidated balance sheets. The Company purchases stop loss coverage from Auriga Insurance Group, in which the Company will be reimbursed for any employee’s medical claims that exceed $0.35 million per year.

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

Redeemable Non-controlling interests
(in millions)
Balance at December 31, 2011	$18.0
Net income attributable to non-controlling interests	1.3
Distributions to non-controlling interests	(1.7)
Repurchase of non-controlling interests	(1.1)
Adjustment to redemption value of redeemable non-controlling interests	0.6
Establishment of non-controlling interests related to St. Thomas joint venture	4.0

Balance at December 31, 2012	21.1
Net income attributable to non-controlling interests	0.5
Distributions to non-controlling interests	(1.2)
Repurchase of non-controlling interests	(0.2)
Adjustment to redemption value of redeemable non-controlling interests	1.2

Balance at December 31, 2013	$21.4

Effective April 30, 2012, the Company entered into a joint venture agreement with St. Thomas Health (“St. Thomas”) in Tennessee. In exchange for a 6.49% minority ownership at four of the Company’s hospitals, St. Thomas contributed approximately $0.5 million in equipment. St. Thomas will also co-brand these Tennessee hospitals as well as clinically support certain services and future growth opportunities. The fair value of the St. Thomas non-controlling interest at December 31, 2013 was approximately $4.0 million and is included in redeemable non-controlling interests on the accompanying consolidated balance sheet.

Segment Reporting

The Company owns and operates eleven hospitals as part of continuing operations as of December 31, 2013. The Company manages its hospitals as one operating segment, healthcare services, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting”.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

The board of directors of the Parent has adopted the Capella Holdings, Inc. 2006 Stock Option Plan (the “2006 Stock Option Plan”), which permits the board of directors of the Parent to issue stock options and other stock-based awards to certain of the Company’s employees, subject to the terms and conditions set forth in the 2006 Stock Option Plan and in each award. The Parent has never issued stock options under the 2006 Stock Option Plan. The Parent has granted restricted share awards that typically vest over a five year period to certain of the Company’s employees. The Company accounts for its stock-based awards in accordance with the

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

provisions of ASC 718-10 “Compensation – Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognized compensation expense based on the estimated grant date fair value of each stock-based award of $0.8 million, $1.0 million, and $0.8 million for the years ended December 31, 2011, 2012, and 2013, respectively. The stock-based compensation expense is included in salaries and benefits in the accompanying consolidated statements of operations.

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

The Company also executed a master lease agreement for the real property and certain equipment used in the operation of MCH. Under the master lease agreement, the Company pays a lease payment of $565,000 per month, which payment will be adjusted for inflation beginning in the third year of the lease. The Company has the option to purchase the leased real property and equipment at fair value as defined in the master lease agreement on July 20, 2014. If the Company does not exercise this initial purchase option, it has the option to exercise the purchase upon the expiration of the initial lease term (15 years). The Company also has an option to renew the lease for an additional 15 years, after which the Company could also exercise a purchase option for fair value. The Company has recorded the master lease agreement as a capital lease and is included in current debt on the accompanying consolidated balance sheet as of December 31, 2013.

The acquisition of certain property and equipment and the net assets pursuant to the MCH asset purchase agreement was funded with cash on hand and through the execution of the MCH Note. The Company has finalized its application of the acquisition method of accounting.

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

3. Discontinued Operations

On December 28, 2011, the Company sold the assets and operations of Parkway Medical Center (“Parkway”), a 120-bed facility located in Decatur, Alabama. The proceeds from the sale were $20.5 million. The Company retained certain working capital of Parkway. The loss recorded on the sale of Parkway totaled approximately $6.7 million in 2011.

On March 15, 2012, the Company completed the sale of Hartselle Medical Center (“Hartselle”), a 150-bed facility located in Hartselle, Alabama for $1.6 million. The Company retained all working capital of Hartselle, with the exception of inventory. The loss on the sale of Hartselle totaled $5.3 million in 2011.

On December 31, 2012, the Company completed the sale of Jacksonville Medical Center (“Jacksonville”), an 89-bed facility located in Jacksonville, Alabama for $6.0 million plus $3.0 million for working capital. The loss recorded on the sale of Jacksonville totaled approximately $6.7 million in 2012.

On September 1, 2013, the Company completed the sale of certain home health operations at our Arkansas facilities. The combined proceeds from the sale were approximately $1.6 million. The recorded gain totaled approximately $1.2 million.

On February 28, 2014, the Company completed the sale of Grandview Medical Center (“Grandview”), a 70-bed facility located in Jasper, Tennessee. In connection with the planned divestiture, the Company recognized an estimated loss on the sale totaling $7.0 million during the year ended December 31, 2013. The Company has presented the operating results, financial positions and cash flows as discontinued operations in the accompanying consolidated financial statements for all periods, and the related assets and liabilities are reflected as held for sale in the accompanying consolidated balance sheet at December 31, 2013.

The Company has estimated the fair value of its assets and liabilities held for sale at December 31, 2013 at approximately $13.1 million and $1.9 million, respectively. The estimated fair value is based on the amount outlined in the executed purchase agreement and is categorized as Level 3 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Revenue before the provision for bad debts and the loss reported in discontinued operations are as follows (in millions):

	Year Ended December 31,
	2011	2012	2013
Revenue before the provision for bad debts from discontinued operations	$126.5	$66.3	$31.1

Loss from discontinued operations
Loss (gain) from sale from discontinued operations, net	12.0	8.1	(1.2)
Loss from held for sale adjustment	—	—	7.0
Loss from impairment of goodwill	4.2	1.0	1.8
Loss from operations	4.3	8.5	4.5

Pre-tax loss from discontinued operations	20.5	17.6	12.1
Tax benefit related to discontinued operations	—	—	(0.7)

Loss from discontinued operations, net of tax	$20.5	$17.6	$11.4

The following table provides the components of assets and liabilities held for sale related to Grandview (in millions):

December 31, 2013
Accounts receivable, net	$4.3
Inventories	1.0
Prepaid expenses and other current assets	0.3
Property and equipment, net	7.5

Assets held for sale	$13.1

Accounts payable	$1.2
Salaries and benefits payable	0.7

Liabilities held for sale	$1.9

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

4. Goodwill and Intangible Assets

The following table presents a roll-forward of the Company’s goodwill for the year ended December 31, 2013 (in millions):

Goodwill
Balance at January 1, 2013	$136.0
Adjustment to goodwill related to prior acquisitions	(0.6)
Impairment of goodwill related to the planned disposal of Grandview Medical Center	(1.8)

Balance at December 31, 2013	$133.6

The following table presents the components of the Company’s intangible assets at December 31, 2012 and 2013 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
2012	$12.4	$(6.7)	$5.7
2013	$13.8	$(5.3)	$8.5
Non-competition agreements:
2012	$4.5	$(0.2)	$4.3
2013	$4.5	$(0.5)	$4.0
Indefinite-lived intangible assets:
Certificates of need
2012	$0.7	$—	$0.7
2013	$0.7	$—	$0.7
Total intangible assets:
2012	$17.6	$(6.9)	$10.7
2013	$19.0	$(5.8)	$13.2

Contract-Based Physician Minimum Revenue Guarantees

As discussed in Note 1, the Company records a contract-based intangible asset and a related guarantee liability for each new physician minimum revenue guarantee contract. The contract-based intangible asset is amortized into other operating expense over the period of the physician contract, which is typically four years. The Company has committed to advance a maximum amount of approximately $4.5 million at December 31, 2013. As of December 31, 2012 and 2013, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $0.7 million and $2.8 million, respectively, which is included in other accrued liabilities in the accompanying consolidated balance sheets.

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

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Amortization Expense

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2014	$4.1
2015	2.6
2016	1.8
2017	1.0
2018	0.3
Thereafter	2.7

$12.5

5. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2012 and 2013 (in millions):

	December 31, 2012	December 31, 2013
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(4.1)	(3.2)

Total 9 1/4% Notes	$495.9	$496.8
Capital lease obligations	47.5	55.5
MCH promissory note	8.4	5.1

Total debt obligations	$551.8	$557.4
Less current maturities	8.4	49.6

Total	$543.4	$507.8

Maturities of the Company’s long-term debt at December 31, 2013 are as follows (in thousands):

2014	$49.6
2015	3.5
2016	3.6
2017	503.9
2018	—
Thereafter	—

$560.6

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

At December 31, 2013, the Company had no outstanding 2010 Revolving Facility loans. At December 31, 2013, the Company had a borrowing base of $73.9 million, net of outstanding letters of credit of $4.9 million, primarily used as the collateral under the Company’s workers’ compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2013, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At December 31, 2013, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

6. Due to Parent

From time to time, the Company will receive cash advances from the Parent. The cash advances are generally for the purpose of funding business acquisitions of the Company. The amounts due to Parent are reduced by expenses paid by the Company on behalf of the Parent.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

The Company also paid certain expenses incurred by the Parent in 2011, 2012 and 2013, resulting in a reduction of the amount due to Parent. The Parent does not charge interest to the Company on the amounts due to Parent.

7. Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2011, 2012 and 2013 consists of the following (in millions):

	2011	2012	2013
Current:
Federal	$—	$—	$—
State	0.3	1.0	0.9

Total current	0.3	1.0	0.9
Deferred:
Federal	2.5	1.8	(5.2)
State	0.3	(0.6)	(2.0)

Total deferred	2.8	1.2	(7.2)
Increase (decrease) in valuation allowance	(1.7)	0.8	10.3

Total	$1.4	$3.0	$4.0

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate from continuing operations for the years ended December 31, 2011, 2012 and 2013 is as follows (dollars in millions):

	2011		2012		2013
Federal statutory rate	$2.7	34.0%	$2.0	34.0%	$(5.4)	34.0%
State income taxes, net of federal income tax benefits	0.3	4.4	0.2	4.2	(0.7)	4.4
Permanent Items	0.5	6.8	0.5	7.9	0.2	(1.3)
Actualization	—	—	—	—	(0.2)	1.2
Non-controlling interests	(0.4)	(5.7)	(0.5)	(8.6)	(0.2)	1.2
Valuation allowance	(1.7)	(21.8)	0.8	14.2	10.3	(64.8)

Effective income tax rate	$1.4	17.7%	$3.0	51.7%	$4.0	(25.3)%

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects at December 31, 2012 and 2013 are as follows (in millions):

	2012	2013
Deferred income tax liabilities:
Depreciation and amortization	$25.9	$33.1
Joint ventures	4.9	0.7
Physician income guarantees	0.1	—
Provision for doubtful accounts	2.1	—
Other	0.6	0.3

Total deferred tax liabilities	33.6	34.1
Deferred income tax assets:
Impaired assets	—	2.7
Organization costs	0.3	0.3
Professional liability claims	3.7	2.8
Accrued paid time off	2.8	2.2
Employee medical claims	0.9	0.8
Net operating losses	52.9	61.2
AMT credit	0.1	0.1
Employment credit	4.1	4.0
Accrued expenses	2.9	2.8
Charitable contributions	0.9	1.0
Provision for doubtful accounts	—	3.7
Other	0.5	0.3

Total deferred income tax assets	69.1	81.9
Valuation allowance	(48.0)	(62.7)

Net deferred income tax assets	21.1	19.2

Net deferred income tax liabilities	$(12.5)	$(14.9)

Because of uncertainties related to the realization of certain deferred tax assets, the Company recorded a valuation allowance of approximately $48.0 million as of December 31, 2012 and $62.7 million as of December 31, 2013.

The Company has federal and state net operating loss carryforwards of approximately $135 million and $243 million, respectively at December 31, 2013, which will begin to expire in 2028 and 2020. The Company also has Federal employment credits which will begin to expire in 2028. The Company is not currently under any federal or state tax examination. The Company reflected a tax benefit of $0.7 million related to discontinued operations. This tax benefit is reflected in the net loss from discontinued operations.

The Company has adopted the provisions of FASB authoritative guidance regarding income tax uncertainties. Upon adoption of these provisions, the Company did not record a liability for uncertain tax deductions. At December 31, 2013, the liability for unrecognized tax benefits remains at zero. The Company’s policy is to classify interest paid on an underpayment of income tax and related penalties as part of income tax expense.

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

Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended December 31, 2011, 2012 and 2013 was approximately $12.4 million, $12.9 million and $13.7 million, respectively.

Future minimum rental commitments under non-cancelable leases with an initial term in excess of one year at December 31, 2013, consist of the following (in millions):

	Capital Leases	Operating Leases
2014	$46.9	$9.3
2015	4.1	7.9
2016	4.1	5.1
2017	4.1	4.3
2018	—	3.8
Thereafter	—	9.6

Total minimum lease payments	$59.2	$40.0

Less: interest portion (interest rates from 3.8% to 7.9%)	(3.7)

Long-term obligation under capital lease	$55.5

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

Under the PSA, the Company shall pay GTCR an annual management fee equal to $0.2 million upon the Company’s achievement of EBITDA (as defined in the PSA) of $30 million. In each of 2011, 2012 and 2013, the Company paid GTCR $0.2 million in management fees under the PSA.

11. Retirement Plan

The Company has a defined contribution plan, effective December 1, 2005, covering all employees who have completed six months of service, as defined, and are age eighteen or older. Participants may contribute up to 99% of their annual compensation, as defined, up to a maximum of $17,000 for participants under the age of 50 or $22,000 for participants aged 50 years or older. Employer contributions are discretionary and amount to 100% of the first 2% of employee contributions and 25% on the next 4% of employee contributions, up to 3% of the individual participant’s annual compensation, as defined. The Company did not authorize an employer contribution for 2011, 2012 or 2013.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

12. Guarantor and Non-Guarantor Supplementary Information

The Company’s 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company, as parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the years ended December 31, 2011, 2012 and 2013 and as of December 31, 2012 and 2013:

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39.5	$(4.4)	$(1.8)	$—	$33.3
Accounts receivable, net	—	77.3	46.2	—	123.5
Inventories	—	14.1	10.7	—	24.8
Prepaid expenses and other current assets	1.4	2.3	1.2	—	4.9
Other receivables	3.5	2.6	0.5	—	6.6
Deferred tax assets	1.7	—	—	—	1.7

Total current assets	46.1	91.9	56.8	—	194.8
Property and equipment, net	10.4	312.4	150.8	—	473.6
Goodwill	136.0	—	—	—	136.0
Intangible assets, net	—	8.1	2.6	—	10.7
Investments in subsidiaries	12.6	—	—	(12.6)	—
Other assets, net	28.4	0.7	0.2	—	29.3

	$233.5	$413.1	$210.4	$(12.6)	$844.4

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.7	$17.3	$13.1	$—	$31.1
Salaries and benefits payable	1.6	12.8	8.7	—	23.1
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.6	5.9	6.4	—	20.9
Current portion of long-term debt	—	8.2	0.2	—	8.4

Total current liabilities	34.2	44.2	28.4	—	106.8
Long-term debt	—	405.9	137.5	—	543.4
Deferred income taxes	14.1	—	—	—	14.1
Other liabilities	29.6	0.5	0.2	—	30.3
Redeemable non-controlling interests	—	—	21.1	—	21.1
Due to (from) parent	237.4	(12.0)	(14.9)	—	210.5
Total stockholder’s deficit	(81.8)	(25.5)	38.1	(12.6)	(81.8)

	$233.5	$413.1	$210.4	$(12.6)	$844.4

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31.9	$(3.6)	$(1.9)	$—	$26.4
Accounts receivable, net	—	74.9	51.4	—	126.3
Inventories	—	14.1	10.2	—	24.3
Prepaid expenses and other current assets	1.4	2.1	1.5	—	5.0
Other receivables	3.2	2.6	0.8	—	6.6
Deferred tax assets	2.5	—	—	—	2.5
Assets held for sale	—	13.1	—		13.1

Total current assets	39.0	103.2	62.0	—	204.2
Property and equipment, net	1.7	298.3	156.1	—	456.1
Goodwill	133.6	—	—	—	133.6
Intangible assets, net	—	10.0	3.2	—	13.2
Investments in subsidiaries	(6.1)	—	—	6.1	—
Other assets, net	22.8	0.9	—	—	23.7

	$191.0	$412.4	$221.3	$6.1	$830.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.8	$15.0	$12.7	$—	$28.5
Salaries and benefits payable	2.9	11.4	9.5	—	23.8
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.2	14.0	10.5	—	32.7
Current portion of long-term debt	—	48.2	1.4	—	49.6
Liabilities held for sale	—	1.9	—	—	1.9

Total current liabilities	35.2	90.5	34.1	—	159.8
Long-term debt	—	366.0	141.8	—	507.8
Deferred income taxes	17.3	—	—	—	17.3
Other liabilities	27.6	0.5	0.3	—	28.4
Redeemable non-controlling interests	—	—	21.4	—	21.4
Due to (from) parent	225.7	5.1	(19.9)	—	210.9
Total stockholder’s deficit	(114.8)	(49.7)	43.6	6.1	(114.8)

	$191.0	$412.4	$221.3	$6.1	$830.8

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$426.7	$297.0	$—	$723.7
Provision for bad debts	(0.8)	(40.5)	(31.0)	—	(72.3)

Revenue	(0.8)	386.2	266.0	—	651.4
Costs and expenses
Salaries and benefits	8.0	189.7	116.2	—	313.9
Supplies	0.1	57.4	50.8	—	108.3
Other operating expenses	6.0	83.8	54.9	—	144.7
Other income	—	(5.7)	(1.5)	—	(7.2)
Equity in (earnings) losses of affiliates	10.2	—	—	(10.2)	—
Management fees	(15.8)	10.6	5.4	—	0.2
Interest, net	4.3	34.7	12.1	—	51.1
Depreciation and amortization	0.2	19.9	11.7	—	31.8

Total costs and expenses	13.0	390.1	249.6	(10.2)	642.8

Income (loss) from continuing operations before income taxes	(13.8)	(4.2)	16.4	10.2	8.6
Income taxes	0.7	0.6	0.1	—	1.4

Income (loss) from continuing operations	(14.5)	(4.8)	16.3	10.2	7.2
Income (loss) from discontinued operations	—	(20.6)	0.1	—	(20.5)

Net income (loss)	(14.5)	(25.4)	16.4	10.2	(13.3)
Less: Net income attributable to non-controlling interests	—	—	1.2	—	1.2

Net income (loss) attributable to Capella Healthcare, Inc.	$(14.5)	$(25.4)	$15.2	$10.2	$(14.5)

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$476.3	$326.0	$—	$802.3
Provision for bad debts	—	(44.3)	(39.8)	—	(84.1)

Revenue	—	432.0	286.2	—	718.2
Costs and expenses
Salaries and benefits	15.2	190.4	127.6	—	333.2
Supplies	—	60.2	54.6	—	114.8
Other operating expenses	10.3	102.4	65.0	—	177.7
Other income	—	(1.3)	(5.1)	—	(6.4)
Equity in (earnings) losses of affiliates	0.4	—	—	(0.4)	—
Management fees	(19.4)	12.3	7.3	—	0.2
Interest, net	4.7	35.9	12.5	—	53.1
Depreciation and amortization	0.2	23.7	13.9	—	37.8

Total costs and expenses	11.4	423.6	275.8	(0.4)	710.4

Income (loss) from continuing operations before income taxes	(11.4)	8.4	10.4	0.4	7.8
Income taxes	2.7	0.1	0.2	—	3.0

Income (loss) from continuing operations	(14.1)	8.3	10.2	0.4	4.8
Loss from discontinued operations	—	(16.7)	(0.9)	—	(17.6)

Net income (loss)	(14.1)	(8.4)	9.3	0.4	(12.8)
Less: Net income attributable to non-controlling interests	—	—	1.3	—	1.3

Net income (loss) attributable to Capella Healthcare, Inc.	$(14.1)	$(8.4)	$8.0	$0.4	$(14.1)

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$486.0	$342.5	$—	$828.5
Provision for bad debts	—	(57.0)	(49.2)	—	(106.2)

Revenue	—	429.0	293.3	—	722.3
Costs and expenses
Salaries and benefits	15.5	200.4	126.9	—	342.8
Supplies	—	63.8	59.3	—	123.1
Other operating expenses	8.2	107.1	70.2	—	185.5
Other income	—	(7.9)	(4.7)	—	(12.6)
Equity in (earnings) losses of affiliates	18.6	—	—	(18.6)	—
Management fees	(18.6)	12.0	6.8	—	0.2
Interest, net	5.2	36.3	13.5	—	55.0
Depreciation and amortization	0.4	28.2	15.6	—	44.2

Total costs and expenses	29.3	439.9	287.6	(18.6)	738.2

Income (loss) from continuing operations before income taxes	(29.3)	(10.9)	5.7	18.6	(15.9)
Income taxes	3.1	0.4	0.5	—	4.0

Income (loss) from continuing operations	(32.4)	(11.3)	5.2	18.6	(19.9)
Income (loss) from discontinued operations	0.6	(12.8)	0.8	—	(11.4)

Net income (loss)	(31.8)	(24.1)	6.0	18.6	(31.3)
Less: Net income attributable to non-controlling interests	—	—	0.5	—	0.5

Net income (loss) attributable to Capella Healthcare, Inc.	$(31.8)	$(24.1)	$5.5	$18.6	$(31.8)

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(14.5)	$(25.4)	$16.4	$10.2	$(13.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	10.2	—	—	(10.2)	—
Loss from discontinued operations	—	20.6	(0.1)	—	20.5
Depreciation and amortization	0.2	19.9	11.7	—	31.8
Amortization of loan costs and bond discount	1.9	0.5	0.4	—	2.8
Provision for bad debts	0.8	40.5	31.0	—	72.3
Deferred income taxes	1.2	—	—	—	1.2
Stock-based compensation	0.8	—	—	—	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.8)	(41.3)	(30.8)	—	(72.9)
Inventories	—	(2.1)	(0.5)	—	(2.6)
Prepaid expenses and other current assets	(0.7)	(4.4)	(0.9)	—	(6.0)
Accounts payable and other current liabilities	3.2	1.3	2.0	—	6.5
Accrued salaries	(0.7)	0.1	(0.4)	—	(1.0)
Accrued interest	(0.4)	—	—	—	(0.4)
Other	(0.1)	(0.2)	(0.4)	—	(0.7)

Net cash provided by operating activities – continuing operations	1.1	9.5	28.4	—	39.0
Net cash provided by operating activities – discontinued operations	—	3.7	0.3	—	4.0

Net cash provided by operating activities	1.1	13.2	28.7	—	43.0
Investing activities:
Purchases of property and equipment, net	(0.4)	(16.9)	(14.0)	—	(31.3)
Acquisition of healthcare business	(2.7)	—	(31.4)	—	(34.1)
Proceeds from disposition of healthcare businesses	—	20.5	—	—	20.5
Change in other assets	—	(1.4)	(0.4)	—	(1.8)

Net cash provided by (used in) investing activities – continuing operations	(3.1)	2.2	(45.8)	—	(46.7)
Net cash used in investing activities – discontinued operations	—	(2.9)	—	—	(2.9)

Net cash used in investing activities	(3.1)	(0.7)	(45.8)	—	(49.6)
Financing activities:
Advances to (from) Parent	(4.6)	(9.2)	17.6	—	3.8
Repurchases of non-controlling interests	—	—	(0.3)	—	(0.3)
Distributions to non-controlling interests	—	—	(1.0)	—	(1.0)

Net cash provided by (used in) financing activities – continuing operations	(4.6)	(9.2)	16.3	—	2.5
Net cash used in financing activities – discontinued operations	—	(1.8)	—	—	(1.8)

Net cash provided by (used in) financing activities	(4.6)	(11.0)	16.3	—	0.7

Change in cash and cash equivalents	(6.6)	1.5	(0.8)	—	(5.9)
Cash and cash equivalents at beginning of year	55.0	(4.2)	(2.5)	—	48.3

Cash and cash equivalents at end of year	$48.4	$(2.7)	$(3.3)	$—	$42.4

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(14.1)	$(8.4)	$9.3	$0.4	$(12.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	0.4	—	—	(0.4)	—
Loss from discontinued operations	—	17.8	(0.2)	—	17.6
Depreciation and amortization	0.2	23.7	13.9	—	37.8
Amortization of loan costs and bond discount	3.0	0.5	0.4	—	3.9
Provision for bad debts	—	44.3	39.8	—	84.1
Deferred income taxes	2.0	—	—	—	2.0
Stock-based compensation	1.0	—	—	—	1.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(54.7)	(42.5)	—	(97.2)
Inventories	—	(0.4)	0.1	—	(0.3)
Prepaid expenses and other current assets	(2.7)	2.1	0.9	—	0.3
Accounts payable and other current liabilities	0.9	0.5	5.7	—	7.1
Accrued salaries	(0.1)	1.0	0.3	—	1.2
Other	0.2	0.1	1.5	—	1.8

Net cash provided by (used in) operating activities – continuing operations	(9.2)	26.5	29.2	—	46.5
Net cash used in operating activities – discontinued operations	—	(2.7)	0.2	—	(2.5)

Net cash provided by (used in) operating activities	(9.2)	23.8	29.4	—	44.0
Investing activities:
Acquisition of healthcare businesses	(26.0)	—	—	—	(26.0)
Purchases of property and equipment, net	(16.0)	(8.5)	(8.4)	—	(32.9)
Proceeds from disposition of healthcare businesses	12.4	—	—	—	12.4

Net cash used in investing activities – continuing operations	(29.6)	(8.5)	(8.4)	—	(46.5)
Net cash used in investing activities – discontinued operations	—	(0.9)	—	—	(0.9)

Net cash used in investing activities	(29.6)	(9.4)	(8.4)	—	(47.4)
Financing activities:
Payments on capital leases and other obligations	—	(2.7)	—	—	(2.7)
Payment of debt issue costs	—	(0.2)	—	—	(0.2)
Advances to (from) Parent	29.9	(13.6)	(16.7)	—	(0.4)
Repurchase of non-controlling interests	—	—	(1.1)	—	(1.1)
Distributions to non-controlling interests	—	—	(1.7)	—	(1.7)

Net cash provided by (used in) financing activities – continuing operations	29.9	(16.5)	(19.5)	—	(6.1)
Net cash provided by financing activities – discontinued operations	—	0.4	—	—	0.4

Net cash provided by (used in) financing activities	29.9	(16.1)	(19.5)	—	(5.7)

Change in cash and cash equivalents	(8.9)	(1.7)	1.5	—	(9.1)
Cash and cash equivalents at beginning of year	48.4	(2.7)	(3.3)	—	42.4

Cash and cash equivalents at end of year	$39.5	$(4.4)	$(1.8)	$—	$33.3

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements (continued)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(31.8)	$(24.1)	$6.0	$18.6	$(31.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	18.6	—	—	(18.6)	—
Loss (income) from discontinued operations	(0.6)	12.8	(0.8)	—	11.4
Depreciation and amortization	0.4	28.2	15.6	—	44.2
Amortization of loan costs	3.1	0.7	0.2	—	4.0
Provision for bad debts	—	57.0	49.2	—	106.2
Deferred income taxes	3.1	—	—	—	3.1
Stock-based compensation	0.8	—	—	—	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.3)	(58.9)	(54.4)	—	(113.6)
Inventories	—	(1.1)	0.5	—	(0.6)
Prepaid expenses and other current assets	0.3	—	(0.6)	—	(0.3)
Accounts payable and other current liabilities	0.6	6.9	3.7	—	11.2
Accrued salaries	0.5	(0.6)	0.8	—	0.7
Other	0.5	(2.3)	(0.3)	—	(2.1)

Net cash provided by (used in) operating activities – continuing operations	(4.8)	18.6	19.9	—	33.7
Net cash provided by (used in) operating activities – discontinued operations	—	(3.7)	0.8	—	(2.9)

Net cash provided by (used in) operating activities	(4.8)	14.9	20.7	—	30.8
Investing activities:
Purchases of property and equipment, net	(0.2)	(11.1)	(15.0)	—	(26.3)
Proceeds from disposition of hospital	—	1.6	—	—	1.6

Net cash used in investing activities – continuing operations	(0.2)	(9.5)	(15.0)	—	(24.7)
Net cash used in investing activities – discontinued operations	—	(2.1)	—	—	(2.1)

Net cash used in investing activities	(0.2)	(11.6)	(15.0)	—	(26.8)
Financing activities:
Payments on capital leases and other obligations	—	(9.2)	(0.6)	—	(9.8)
Advances to (from) Parent	(2.6)	6.7	(3.8)	—	0.3
Repurchase of non-controlling interests	—	—	(0.2)	—	(0.2)
Distributions to non-controlling interests	—	—	(1.2)	—	(1.2)

Net cash used in financing activities	(2.6)	(2.5)	(5.8)	—	(10.9)

Change in cash and cash equivalents	(7.6)	0.8	(0.1)	—	(6.9)
Cash and cash equivalents at beginning of year	39.5	(4.4)	(1.8)	—	33.3

Cash and cash equivalents at end of year	$31.9	$(3.6)	$(1.9)	$—	$26.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, as of the 11th day of March, 2014.

CAPELLA HEALTHCARE, INC.

By:	/s/ Michael A. Wiechart
Michael A. Wiechart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael A. Wiechart Michael A. Wiechart	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2014

/s/ Denise W. Warren Denise W. Warren	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2014

/s/ J. Thomas Anderson J. Thomas Anderson	Director	March 11, 2014

/s/ Robert Z. Hensley Robert Z. Hensley	Director	March 11, 2014

/s/ David S. Katz David S. Katz	Director	March 11, 2014

/s/ Joseph P. Nolan Joseph P. Nolan	Director	March 11, 2014

/s/ Daniel S. Slipkovich Daniel S. Slipkovich	Director	March 11, 2014

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 2, 2012)

4.4	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Stock Purchase Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.2	Supplement No. 1 to the Stock Purchase Agreement, dated as of April , 2007, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.3	Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.4	Stockholders Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.5	Amendment No. 1 to the Stockholders Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.6	Registration Rights Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.7	Professional Services Agreement, dated as of May 4, 2005, between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

Exhibit Number	Description

10.8	Amendment No. 1 to Professional Services Agreement between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc., dated as of November 30, 2005 (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.9	Loan and Security Agreement, dated June 28, 2010, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Guarantors, certain financial institutions as Lenders, Bank of America, N.A. as Agent and Collateral Agent, Citibank, N.A. as Syndication Agent, Barclays Bank PLC and General Electric Capital Corporation as Co-Documentation Agents and Bank of America Securities LLC and Citigroup Global Markets Inc. as Co-Lead Arrangers and Co-Book Managers (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.10	Form of Joinder to Loan and Security Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.11	Consent Agreement and Amendment No. 1 to Loan Agreement, dated January 27, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on August 3, 2012)

10.12	Consent Agreement and Amendment No. 2 to Loan Agreement, dated June 29, 2012, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, certain guarantying subsidiaries as Subsidiary Guarantors, certain financial institutions as Lenders, and Bank of America, N.A. as Agent (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on August 3, 2012)

10.13	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Daniel S. Slipkovich (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.14	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.15	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.16	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.17	Amendment No. 2 to Senior Management Agreement, dated as of September 1, 2010, by and among Capella Holdings, Inc., Capella Healthcare, Inc., James Thomas Anderson and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.18	Amendment No. 3 to Senior Management Agreement, dated August 31, 2013, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and James Thomas Anderson (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc., on November 8, 2013, File No. 333-175188)*

10.19	Senior Management Agreement, dated May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and David Andrew Slusser (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.20	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., David Andrew Slusser and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.21	Senior Management Agreement, dated as of October 17, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Denise Wilder Warren (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.22	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

Exhibit Number	Description

10.23	Senior Management Agreement, dated as of May 26, 2009, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Michael Wiechart (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.24	Form of Amendment No. 1 to Senior Management Agreement, dated as of August 24, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

Exhibit Number	Description

10.25	Capella Holdings, Inc. 2006 Stock Option Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.26	Capella Holdings, Inc. Deferred Compensation Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.27	Computer and Data Processing Services Agreement, effective February 21, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.28	Amendment No. 001 to Computer and Data Processing Services Agreement, effective May 5, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.29	Lease Agreement, dated April 3, 2007, by and among Muskogee Medical Center Authority, d/b/a Muskogee Regional Medical Center , Muskogee Regional Medical Center, LLC, and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.30	Form of Redemption Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.31	Senior Management Agreement, dated September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil W. Kunkel (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 11, 2011) *

21	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Definition Linkbase Document***

101.LAB	XBRL Taxonomy Label Linkbase Document***

101.PRE	XBRL Taxonomy Presentation Linkbase Document***

*	Management compensatory plan or arrangement.
**	Certain information has been omitted pursuant to a confidential treatment request filed with the SEC.
***	Furnished electronically herewith