Form 10-Q
period 2014-03-31
Capella Healthcare, Inc.
filed 2014-05-05
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 5, 2014, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31, 2013 (a)	March 31, 2014
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26.4	$11.4
Accounts receivable, net of allowance for doubtful accounts of $105.5 and $102.5 at December 31, 2013 and March 31, 2014, respectively	126.3	126.6
Inventories	24.3	24.3
Prepaid expenses and other current assets	11.6	13.8
Deferred tax assets	2.5	1.2
Assets held for sale	13.1	—

Total current assets	204.2	177.3
Property and equipment, net	456.1	449.3
Goodwill	133.6	133.6
Intangible assets, net	13.2	12.3
Other assets, net	23.7	23.6

Total assets	$830.8	$796.1

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$28.5	$27.7
Salaries and benefits payable	23.8	23.1
Accrued interest	23.3	11.7
Other accrued liabilities	32.7	26.4
Current portion of long-term debt	49.6	46.7
Liabilities held for sale	1.9	—

Total current liabilities	159.8	135.6
Long-term debt	507.8	507.1
Deferred income taxes	17.3	16.9
Other liabilities	28.4	28.7
Redeemable non-controlling interests	21.4	20.6
Due to Parent	210.9	211.0
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	—	—
Retained deficit	(114.8)	(123.8)

Total stockholder’s deficit	(114.8)	(123.8)

Total liabilities and stockholder’s deficit	$830.8	$796.1

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2014
Revenue before provision for bad debts	$204.1	$205.8
Provision for bad debts	(23.6)	(23.2)

Revenue	180.5	182.6

Salaries and benefits	84.7	87.9
Supplies	30.1	30.4
Other operating expenses	44.6	46.6
Other income	—	(1.3)
Interest, net	13.9	13.8
Depreciation and amortization	10.2	11.2

Loss from continuing operations before income taxes	(3.0)	(6.0)
Income taxes	1.1	0.9

Loss from continuing operations	(4.1)	(6.9)
Loss from discontinued operations, net of tax	(1.6)	(2.4)

Net loss	(5.7)	(9.3)
Less: Net loss attributable to non-controlling interests	(0.1)	(0.3)

Net loss attributable to Capella Healthcare, Inc.	$(5.6)	$(9.0)

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Three Months Ended March 31, 2014

(In millions, except share amounts)

	Common Stock		Retained Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance at December 31, 2013(a)	100	$—	$(114.8)	$(114.8)
Net loss attributable to Capella Healthcare, Inc. (unaudited)	—	—	(9.0)	(9.0)

Balance at March 31, 2014 (unaudited)	100	$—	$(123.8)	$(123.8)

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2013	2014
Operating activities:
Net loss	$(5.7)	$(9.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	1.6	2.4
Depreciation and amortization	10.2	11.2
Amortization of loan costs and debt discount	1.0	1.0
Provision for bad debts	23.6	23.2
Deferred income taxes	0.8	(0.3)
Stock-based compensation	0.3	0.1
Changes in operating assets and liabilities, net of divestitures	(45.4)	(43.6)

Net cash used in operating activities – continuing operations	(13.6)	(15.3)
Net cash provided by (used in) operating activities – discontinued operations	0.5	(2.4)

Net cash used in operating activities	(13.1)	(17.7)

Investing activities:
Purchases of property and equipment, net	(8.8)	(4.3)
Proceeds from disposition of healthcare business	—	11.2

Net cash (used in) provided by investing activities	(8.8)	6.9

Financing activities:
Payments on capital leases and other obligations	(1.5)	(3.8)
Advances to Parent	0.3	0.1
Distributions to non-controlling interests	(0.2)	(0.5)

Net cash used in financing activities	(1.4)	(4.2)

Net decrease in cash and cash equivalents	(23.3)	(15.0)
Cash and cash equivalents at beginning of period	33.3	26.4

Cash and cash equivalents at end of period	$10.0	$11.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$24.4	$25.4

Cash paid for taxes	$0.5	$0.2

Supplemental disclosure of non-cash information:
Capital lease obligations recorded	$1.2	$—

See accompanying notes

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Note 1. Organization and Basis of Presentation

Organization

Capella Healthcare, Inc., a Delaware corporation (the “Company”), is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States. At March 31, 2014, as part of continuing operations, the Company operated eleven general acute care hospitals and related ancillary healthcare facilities, with a total of 1,504 licensed beds. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Recently Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”). Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted.

The Company may, from time-to-time, identify one or more individual facilities that do not meet the Company’s on-going or future business strategy. In accordance with ASU 2014-8, in the event that an individually significant facility is identified for disposal but does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, the results of the identified facility would continue to be reported as a component of the Company’s consolidated results. However, in this event and in accordance with ASU 2014-8, additional disclosures would be required.

Note 2. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $4.8 million and $5.3 million for the three months ended March 31, 2013 and 2014, respectively. Acquisition-related costs are included in our corporate overhead costs. Acquisition-related costs were $0.4 million and $0.2 million for the three months ended March 31, 2013 and 2014, respectively.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Note 3. Fair Value of Financial Instruments

The Company applies the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance regarding fair value measurements, which provide a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of certain financial instruments. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions. The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at March 31, 2014 as disclosed in Note 9. The estimated fair value of the 9 1/4% Notes at March 31, 2014 was approximately $531.3 million based on the average bid and ask price as quoted by the Company’s administrative agent under the indenture for the 9 1/4% Notes and is categorized as Level 2 within the fair value hierarchy.

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

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the three months ended March 31, 2013 and 2014:

	Three months ended March 31,
	2013	2014
Medicare(1)	39.5%	41.1%
Medicaid(1)	14.4	16.5
Managed Care and other	35.5	34.1
Self-Pay	10.6	8.3

Total	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2013 totaled $5.7 million compared to $2.6 million as of March 31, 2014, and are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2013 and 2014, the net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.1 million and $0.7 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balance at January 1, 2014	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Period
Three months ended March 31, 2014	$105.5	$23.2	$(26.2)	$102.5

The allowance for doubtful accounts was $105.5 million and $102.5 million as of December 31, 2013 and March 31, 2014, respectively. These balances as a percentage of accounts receivable net of contractual adjustments were 45.5% and 44.7% as of December 31, 2013 and March 31, 2014, respectively. The decrease in allowance for doubtful accounts related to the decrease in uninsured patient volumes during the three months ended March 31, 2014 compared to the year ended December 31, 2013.

Note 5. Discontinued Operations

During the quarter ended March 31, 2014, the Company completed the sale of Grandview Medical Center (“Grandview”). The Company has presented Grandview’s operating results and cash flows as discontinued operations in the accompanying condensed consolidated financial statements.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Revenue before the provision for bad debts and the loss reported in discontinued operations for the Company’s discontinued operations for the three months ended March 31, 2013 and 2014, are as follows (in millions):

	Three months ended March 31,
	2013	2014
Revenue before the provision for bad debts from discontinued operations	$8.3	$4.5

Loss from discontinued operations
Net loss from sale of healthcare business	—	(1.6)
Loss from operations	(1.6)	(0.8)

Loss from discontinued operations, net of tax	$(1.6)	$(2.4)

The Company had previously recognized a $1.8 million loss on impairment for Grandview’s goodwill during the three months ended September 30, 2013.

Note 6. Goodwill and Intangible Assets

Goodwill

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of October 1, 2013 and did not incur an impairment charge. The Company’s goodwill balance was $133.6 million at December 31, 2013 and March 31, 2014.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees. Net deferred loan costs totaled $8.3 million and $7.5 million, net of accumulated amortization of $13.3 million and $14.1 million at December 31, 2013 and March 31, 2014, respectively, and are included in other assets on the accompanying condensed consolidated balance sheets. The Company amortizes the deferred loan costs to interest expense over the life of the respective debt instrument.

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

The Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company’s physician income guarantee intangible assets were $13.8 million ($8.5 million, net) and $13.1 million ($7.9 million, net) at December 31, 2013 and March 31, 2014, respectively. The Company committed to advance a maximum amount of approximately $3.5 million to $4.5 million at March 31, 2014. As of December 31, 2013 and March 31, 2014, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $2.8 million and $2.0 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 7. Income Taxes

The Company had an effective tax rate of approximately 36.7% and 15.0% for the three months ended March 31, 2013 and 2014, respectively. Due to the Company’s valuation allowance, effective tax rate bears no relationship to pre-tax income.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

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

Note 9. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2013 and March 31, 2014 (in millions):

	December 31, 2013	March 31, 2014
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(3.2)	(2.9)

Total 9 1/4% Notes	$496.8	$497.1
Capital lease obligations	55.5	53.3
Other	5.1	3.4

Total debt obligations	$557.4	$553.8
Less current maturities	49.6	46.7

Total	$507.8	$507.1

9 1/4% Senior Unsecured Notes

The 9 1/4% Notes are unsecured general obligations of the Company and rank equal in right of payment to all existing and future senior unsecured indebtedness of the Company. The 9 1/4% Notes mature July 1, 2017. Interest on the 9 1/4% Notes is payable semi-annually in July and January of each year. All payments on the 9 1/4% Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent and substantially all of the Company’s wholly-owned subsidiaries.

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

The Company is currently evaluating a potential refinancing of its outstanding indebtedness, the proceeds of which would, among other things, be used to redeem the 9 1/4% Notes.

ABL and 2010 Revolving Facility

In June 2010, the Company entered into a new senior secured asset-based loan agreement (the “ABL”), consisting of a $100 million revolving credit facility maturing in December 2014 (the “2010 Revolving Facility”). Upon the occurrence of certain events, the Company may request the 2010 Revolving Facility to be increased by an aggregate amount not to exceed $25.0 million. Availability under the 2010 Revolving Facility is subject to a borrowing base of 85% of eligible net accounts receivable. Borrowings under the ABL bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) Base Rate, as defined in the ABL, plus an applicable margin. The applicable margin in effect for borrowings during the two fiscal quarters following the date of the ABL was 2.25% with respect to Base Rate borrowings and 3.25% with respect to LIBOR borrowings. Beginning with third fiscal quarter following the date of the ABL, the applicable margin in effect for borrowings may be reduced to 2.00% with respect to Base Rate borrowings and 3.00% with respect to LIBOR borrowings, or increased to 2.50% with respect to Base Rate borrowings and 3.50% for LIBOR borrowings, subject to the company’s fixed charge coverage

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

ratio. In addition to paying interest on outstanding principal under the ABL, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. If the average facility usage, as defined, for the most recently ended calendar month is greater than or equal to 50% of the aggregate commitments for such calendar month, the commitment fee shall be 0.50% per annum. Otherwise, the commitment fee shall be 0.75% per annum. The Company must also pay customary letter of credit fees. Principal amounts outstanding under the ABL are due and payable in full at maturity (December 2014).

The Company is currently evaluating a potential refinancing of its outstanding indebtedness, the proceeds of which would, among other things, result in an amendment and extension of the ABL and 2010 Revolving Facility.

At March 31, 2014, the Company had no outstanding loans under the 2010 Revolving Facility. At March 31, 2014, the Company had a borrowing base of $73.5 million, net of outstanding letters of credit of $4.8 million, primarily used as the collateral under the Company’s workers’ compensation programs, immediately available for borrowing under the ABL.

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At March 31, 2014, the Company was in compliance with all debt covenants for the 9 1/4% Notes that were subject to testing at that date.

The ABL contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period in which the Company has used the greater of 20% of its borrowing base capacity or $15.0 million. At March 31, 2014, the Company was in compliance with all ABL debt covenants that were subject to testing at that date.

Note 10. Guarantor and Non-Guarantor Supplementary Information

The 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The subsidiary guarantee release provisions under the indentures governing these notes are considered customary and include the sale, merger or transfer of the subsidiary’s assets under a qualifying transaction as set forth in the indentures; the full release or discharge of the indebtedness including a legal defeasance or a qualifying covenant defeasance; and the designation of the subsidiary as an unrestricted subsidiary as set forth in the indentures.

The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three months ended March 31, 2013 and 2014 and as of December 31, 2013 and March 31, 2014:

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$31.9	$(3.6)	$(1.9)	$—	$26.4
Accounts receivable, net	—	74.9	51.4	—	126.3
Inventories	—	14.1	10.2	—	24.3
Prepaid expenses and other current assets	4.6	4.7	2.3	—	11.6
Deferred tax assets	2.5	—	—	—	2.5
Assets held for sale	—	13.1	—	—	13.1

Total current assets	39.0	103.2	62.0	—	204.2
Property and equipment, net	1.7	298.3	156.1	—	456.1
Goodwill	133.6	—	—	—	133.6
Intangible assets, net	—	10.0	3.2	—	13.2
Investments in subsidiaries	(6.1)	—	—	6.1	—
Other assets, net	22.8	0.9	—	—	23.7

	$191.0	$412.4	$221.3	$6.1	$830.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.8	$15.0	$12.7	$—	$28.5
Salaries and benefits payable	2.9	11.4	9.5	—	23.8
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.2	14.0	10.5	—	32.7
Current portion of long-term debt	—	48.2	1.4	—	49.6
Liabilities held for sale	—	1.9	—	—	1.9

Total current liabilities	35.2	90.5	34.1	—	159.8
Long-term debt	—	366.0	141.8	—	507.8
Deferred income taxes	17.3	—	—	—	17.3
Other liabilities	27.6	0.5	0.3	—	28.4
Redeemable non-controlling interests	—	—	21.4	—	21.4
Due to Parent	225.7	5.1	(19.9)	—	210.9
Total stockholder’s deficit	(114.8)	(49.7)	43.6	6.1	(114.8)

	$191.0	$412.4	$221.3	$6.1	$830.8

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

March 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18.2	$(4.5)	$(2.3)	$—	$11.4
Accounts receivable, net	—	76.1	50.5	—	126.6
Inventories	—	14.2	10.1	—	24.3
Prepaid expenses and other current assets	4.7	6.3	2.8	—	13.8
Deferred tax assets	1.2	—	—	—	1.2

Total current assets	24.1	92.1	61.1	—	177.3
Property and equipment, net	1.7	294.2	153.4	—	449.3
Goodwill	133.6	—	—	—	133.6
Intangible assets, net	—	8.8	3.5	—	12.3
Investments in subsidiaries	(14.0)	—	—	14.0	—
Other assets, net	22.0	1.3	0.3	—	23.6

	$167.4	$396.4	$218.3	$14.0	$796.1

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$1.0	$14.7	$12.0	$—	$27.7
Salaries and benefits payable	2.1	12.4	8.6	—	23.1
Accrued interest	11.7	—	—	—	11.7
Other accrued liabilities	8.3	8.2	9.9	—	26.4
Current portion of long-term debt	—	45.4	1.3	—	46.7

Total current liabilities	23.1	80.7	31.8	—	135.6
Long-term debt	—	365.7	141.4	—	507.1
Deferred income taxes	16.9	—	—	—	16.9
Other liabilities	27.8	0.5	0.4	—	28.7
Redeemable non-controlling interests	—	—	20.6	—	20.6
Due to parent	223.4	3.8	(16.2)	—	211.0
Total stockholder’s deficit	(123.8)	(54.3)	40.3	14.0	(123.8)

	$167.4	$396.4	$218.3	$14.0	$796.1

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended March 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$120.3	$83.8	$—	$204.1
Provision for bad debts	—	(12.0)	(11.6)	—	(23.6)

Revenue	—	108.3	72.2	—	180.5

Salaries and benefits	3.2	49.3	32.2	—	84.7
Supplies	—	15.7	14.4	—	30.1
Other operating expenses	1.6	26.0	17.0	—	44.6
Equity in (earnings) losses of affiliates	3.8	—	—	(3.8)	—
Management fees	(5.2)	3.4	1.8	—	—
Interest, net	1.1	9.4	3.4	—	13.9
Depreciation and amortization	0.5	6.3	3.4	—	10.2

Loss from continuing operations before income taxes	(5.0)	(1.8)	0	3.8	(3.0)
Income taxes	0.6	0.5	0	—	1.1

Loss from continuing operations	(5.6)	(2.3)	0	3.8	(4.1)
Loss from discontinued operations, net of tax	—	(1.3)	(0.3)	—	(1.6)

Net loss	(5.6)	(3.6)	(0.3)	3.8	(5.7)
Less: Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)

Net loss attributable to Capella Healthcare, Inc.	$(5.6)	$(3.6)	$(0.2)	$3.8	$(5.6)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended March 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$124.3	$81.5	$—	$205.8
Provision for bad debts	—	(12.8)	(10.4)	—	(23.2)

Revenue	—	111.5	71.1	—	182.6

Salaries and benefits	3.7	52.1	32.1	—	87.9
Supplies	—	16.4	14.0	—	30.4
Other operating expenses	1.6	27.4	17.6	—	46.6
Other income	—	(1.2)	(0.1)	—	(1.3)
Equity in (earnings) losses of affiliates	6.1	—	—	(6.1)	—
Management fees	(4.6)	2.9	1.7	—	—
Interest, net	1.6	8.9	3.3	—	13.8
Depreciation and amortization	—	7.2	4.0	—	11.2

Loss from continuing operations before income taxes	(8.4)	(2.2)	(1.5)	6.1	(6.0)
Income taxes	0.6	—	0.3	—	0.9

Loss from continuing operations	(9.0)	(2.2)	(1.8)	6.1	(6.9)
Loss from discontinued operations, net of tax	—	(2.3)	(0.1)	—	(2.4)

Net loss	(9.0)	(4.5)	(1.9)	6.1	(9.3)
Less: Net loss attributable to non-controlling interests	—	—	(0.3)	—	(0.3)

Net loss attributable to Capella Healthcare, Inc.	$(9.0)	$(4.5)	$(1.6)	$6.1	$(9.0)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Three Months Ended March 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(5.6)	$(3.6)	$(0.3)	$3.8	$(5.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in earnings of affiliates	3.8	—	—	(3.8)	—
Loss from discontinued operations	—	1.3	0.3	—	1.6
Depreciation and amortization	0.5	6.3	3.4	—	10.2
Amortization of loan costs and debt discount	0.8	0.1	0.1	—	1.0
Provision for bad debts	—	12.0	11.6	—	23.6
Deferred income taxes	0.8	—	—	—	0.8
Stock-based compensation	0.3	—	—	—	0.3
Changes in operating assets and liabilities, net of divestitures	(13.1)	(17.0)	(15.3)	—	(45.4)

Net cash provided by (used in) operating activities – continuing operations	(12.5)	(0.9)	(0.2)	—	(13.6)
Net cash used in operating activities – discontinued operations	—	0.5	—	—	0.5

Net cash used in operating activities	(12.5)	(0.4)	(0.2)	—	(13.1)

Investing activities:
Purchase of property and equipment, net	(3.7)	(2.8)	(2.3)	—	(8.8)

Net cash used in investing activities	(3.7)	(2.8)	(2.3)	—	(8.8)

Financing activities:
Payments on capital leases and other obligations	—	(1.4)	(0.1)	—	(1.5)
Advances (to) from Parent	(6.9)	4.7	2.5	—	0.3
Distributions to non-controlling interests	—	—	(0.2)	—	(0.2)

Net cash provided by (used in) financing activities	(6.9)	3.3	2.2	—	(1.4)

Change in cash and cash equivalents	(23.1)	0.1	(0.3)	—	(23.3)
Cash and cash equivalents at beginning of period	39.5	(4.4)	(1.8)	—	33.3

Cash and cash equivalents at end of period	$16.4	$(4.3)	$(2.1)	$—	$10.0

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Three Months Ended March 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(9.0)	$(4.5)	$(1.9)	$6.1	$(9.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	6.1	—	—	(6.1)	—
Loss from discontinued operations	—	2.3	0.1	—	2.4
Depreciation and amortization	—	7.2	4.0	—	11.2
Amortization of loan costs and debt discount	0.8	0.1	0.1	—	1.0
Provision for bad debts	—	12.8	10.4	—	23.2
Deferred income taxes	(0.3)	—	—	—	(0.3)
Stock-based compensation	0.1	—	—	—	0.1
Changes in operating assets and liabilities, net of divestitures	(9.1)	(21.9)	(12.6)	—	(43.6)

Net cash provided by (used in) operating activities – continuing operations	(11.4)	(4.0)	0.1	—	(15.3)
Net cash used in operating activities – discontinued operations	—	(2.4)	—	—	(2.4)

Net cash provided by (used in) operating activities	(11.4)	(6.4)	0.1	—	(17.7)

Investing activities:
Purchase of property and equipment, net	—	(3.0)	(1.3)	—	(4.3)
Proceeds from disposition of healthcare businesses	—	11.2	—	—	11.2

Net cash provided by (used in) investing activities	—	8.2	(1.3)	—	6.9

Financing activities:
Payments on capital leases and other obligations	—	(3.2)	(0.6)	—	(3.8)
Advances (to) from Parent	(2.3)	0.5	1.9	—	0.1
Distributions to non-controlling interests	—	—	(0.5)	—	(0.5)

Net cash used in financing activities	(2.3)	(2.7)	0.8	—	(4.2)

Change in cash and cash equivalents	(13.7)	(0.9)	(0.4)	—	(15.0)
Cash and cash equivalents at beginning of period	31.9	(3.6)	(1.9)	—	26.4

Cash and cash equivalents at end of period	$18.2	$(4.5)	$(2.3)	$—	$11.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and accompanying notes included elsewhere in this report and (ii) our consolidated financial statements and accompanying notes and discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report on Form 10-K”). We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes. The discussion consists of the following sections:

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

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Any factor described in this report and the 2013 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or the 2013 Annual Report on Form 10-K that could also cause results to differ from our expectations. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in six states. As of March 31, 2014, as part of continuing operations, we operated 11 acute care hospitals (ten of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,504 licensed beds. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Trends and Developments

The following sections discuss trends and developments that we believe impact our current and/or future operating results and cash flows. Certain of these trends and developments apply to the entire hospital industry, while others may apply to us more specifically. These trends and developments could be short-term in nature or could require long-term attention and resources. While these trends and developments may involve certain factors that are outside of our control, the extent to which they affect our hospitals and our ability to manage the impact of these trends and developments play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends and developments will have on us.

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically altered the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014 or later, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in 2010, 2011, 2012 or 2013. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so results in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, several bills have been and will likely continue to be introduced in Congress to delay, defund, repeal or amend all or significant provisions of the Affordable Care Act. A number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate (which requires employers with 50 or more full-time employees or full-time equivalents to provide affordable health insurance to those employees), the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016. Additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and delayed implementation, potential legal challenges, and possible defunding, repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA”), includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three months ended March 31, 2013, we did not recognize other income related to estimated EHR incentive payments. During the three months ended March 31, 2014 we recognized $1.3 million of other income related to estimated EHR incentive payments. We currently estimate that, at a minimum, the total costs incurred to comply will be recovered through this initiative.

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

Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”), which was enacted on January 1, 2013, require further reductions in Medicare payments. ATRA also requires CMS to recoup $11 billion from Inpatient Prospective Payment System (“IPPS”) payments in federal fiscal year (“FFY”) 2014 through FFY 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes represent overpayments resulting from documentation and coding adjustments from the implementation of the MS-DRG system. CMS has not yet indicated how or when the additional adjustments required by ATRA will be implemented. The Budget Control Act of 2011 (“BCA”) also imposed a 2% reduction in Medicare spending effective as of April 1, 2013. The automatic spending cuts are known as “Sequestration.”

On March 4, 2014, the Office of Management and Budget released President Obama’s proposed budget for federal fiscal year (“FFY”) 2015 (the “Proposed Budget”). Among other things, the Proposed Budget would reduce Medicare spending by $400 billion from FFY 2015 to FFY 2024. The Proposed Budget would achieve these reductions by, among other things, reducing payments to Medicare providers, reducing payments for prescription drugs covered under Medicare Part B and Part D, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

In the Medicare program’s hospital inpatient prospective payment system (“IPPS”) final rule for FFY 2014, CMS issued the “two midnight rule,” which modified CMS’s policy on how Medicare contractors will review inpatient hospital services for payment purposes. Under the two midnight rule, in addition to services designated by CMS as inpatient-only services, surgical procedures, diagnostic tests, and other treatments will generally be considered to be appropriate for inpatient admission and inpatient hospital payment under Medicare Part A when the treating physician expects the beneficiary to require a stay that crosses at least two midnights and admits the beneficiary to the hospital based on that expectation. As for medical review, the IPPS final rule for FFY 2014 establishes a presumption that inpatient hospital claims with lengths of stay greater than two midnights will be presumed generally appropriate for reimbursement under Medicare Part A. However, inpatient hospital claims with lengths of stay less than two midnights after the formal admission following the order will not be subject to that presumption and may be reviewed by Medicare contractors and recovery auditors for appropriateness for Medicare Part A payment. When reviewing such claims, the IPPS final rule for FFY 2014 requires Medicare contractors and recovery auditors to evaluate the physician order for admission as well as certain medical documentation.

While the IPPS final rule for FFY 2014 became effective on October 1, 2013, CMS initially indicated on November 5, 2013 that, for any service on or prior to March 31, 2014, it would not permit recovery auditors to review inpatient admissions of one midnight or less. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that occur between March 31, 2014 and September 30, 2014, and that span less than two midnights after admission to determine a hospital’s compliance with the new criteria. Hospitals can rebill denied inpatient hospital admissions in accordance with the rule.

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (the “PAM Act”) into law. Among other things, the PAM Act extends the delay of the enforcement of the two midnight rule by recovery auditors and other Medicare review contractors through March 31, 2015. The PAM Act also authorizes CMS to continue to allow Medicare Administrative Contractors to review, on a pre-payment basis only, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur between March 31, 2014 and March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria. Post-payment reviews are not allowed unless there is evidence of systematic gaming, fraud, abuse or delays.

On April 30, 2014, CMS issued a proposed rule (the “Proposed Rule”) that would update FFY 2015 Medicare IPPS payment policies and rates and the Long-Term Care Hospital Prospective Payment System, and would be effective for discharges occurring on or after October 2014. Under the proposed rule, the operating payment rates for inpatient stays in general acute care hospitals paid under the IPPS that successfully participate in the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users would be increased by 1.3%. This increase reflects the projected hospital market basket update of 2.7% adjusted by -0.4 percentage points for multi-factor productivity and an additional adjustment of -0.2 percentage point in accordance with the Affordable Care Act. Additionally, the rate is further decreased by 0.8% for a proposed documentation and coding recoupment adjustment required by the ATRA. Beginning with FFY 2015, those hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update (previously these hospitals received a 2 percentage point reduction). The proposed rule would also require that the update for any hospital that is not a meaningful EHR user will be reduced by one-quarter of the market basket update in FFY 2015, one-half of the market basket update in FY 2016, and three-fourths of the market basket update in FFY 2017 and later years. Overall IPPS payments (capital and operating payments) are projected to decrease by $241 million under the proposed rule.

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by recovery auditors or other Medicare review contractors or the impact that any such reviews will have on our business and results of operations and when they are allowed by CMS. Legislation has been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and would require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. In addition to the Congressional legislation, federal lawsuits have also been filed challenging the two midnight rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule violate the Administrative Procedure Act. We cannot predict whether the legislation that has been introduced in Congress will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS. We also cannot predict whether the federal court challenges to the two midnight rule will be successful.

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

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. HHS began in 2013 to reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. For FFY 2014, CMS is increasing the applicable reductions to 1.25%. CMS will evaluate hospitals’ performance during a performance period and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures are translated into value-based incentive payments. Under the Proposed Rule discussed above, for FFY 2015, CMS proposed increasing the applicable percent reduction to 1.5%. CMS estimated that the total amount available for value-based incentive payments for FFY 2015 will be $1.4 billion. CMS also proposed making certain modifications to program measures. For the FFY 2016 hospital value-based purchasing program, CMS finalized removing three measures and adding four measures. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. Hospitals that have “excess readmissions” for specified conditions receive reduced reimbursement. Each hospital’s performance is publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. Under the Proposed Rule, CMS proposed expanding the readmissions measures for FFY 2017 and future years, as well as refining the readmission measures and methodology for FFY 2015 and subsequent years. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive 99% of what they would otherwise be paid under the IPPS. Under the Proposed Rule, CMS estimated that 753 hospitals would be subject to the 1.0% reduction, and that overall payments will decrease approximately 0.3%, or $330 million. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. For calendar year (“CY”) 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway for SGR Reform Act of 2013 which was enacted on December 26, 2013 (the “Pathway Act”) delayed the application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014. The PAM Act, among other things, extended the 0.5% increase in PFS payment rates established by the Pathway Act through December 31, 2014. It also provides that there will be no increase to the CY 2015 PFS from January 1, 2015 through March 31, 2015.

On February 2, 2014, the Senate Finance Committee, the House Ways and Means Committee, and the House Energy and Commerce Committee announced that they had agreed upon legislation, the SGR Repeal and Medicare Provider Payment Modernization Act (the “SGR Repeal Act”), that would permanently repeal the SGR and establish a more streamlined and improved incentive payment program that will focus on providing value and quality. Under the SGR Repeal Act, physicians would receive an annual update of 0.5% for CY 2014 through CY 2018, CY 2018 payment rates would be maintained through CY 2023, and, beginning in 2018 through 2023, physicians would be given the opportunity to receive additional payment adjustments through a new Merit-Based Incentive Payment System (“MIPS”). MIPS would consolidate three existing incentive programs and improve focus on quality, resource use and meaningful EHR use. The SGR Repeal Act was passed by the House on March 14, 2014. We cannot predict whether the SGR Repeal Act will be passed by the Senate or, if passed, the impact the SGR Repeal Act would have on our revenues and results of operation.

Additionally, we cannot predict whether Congress will pass legislation, such as the SGR Repeal and Medicare Provider Payment Modernization Act, to avert the rate cute for the remainder of CY 2015 and/or otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction to the PFS is not averted prior to March 31, 2015, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

Protecting Access to Medicare Act of 2014

As previously noted, on April 1, 2014, President Obama signed in to law the Protecting Access to Medicare Act of 2014, or the PAM Act. In addition to delaying the enforcement of the two midnight rule and extending the PFS payment rate increase provided by the Pathway Act, the PAM Act made changes to a number of payment and other provisions of the Medicare and Medicaid programs. Among other things, the PAM Act:

•	Extends the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by the Medicare program, through March 31, 2015;

•	Extends the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located 15 road miles from another general acute care hospital and have less than 1,600 Medicare discharges each fiscal year, through March 31, 2015;

•	Extends the Transitional Medicare Assistance Program, which provides Medicaid insurance coverage for families transitioning from welfare to work, through March 31, 2015;

•	Establishes a value based purchasing program for skilled nursing facilities that, beginning October 1, 2018, will withhold 2% of the Medicare program’s payments to skilled nursing facilities and re-distribute between 50% to 70% of the withheld amount to high performing facilities with reduced hospital readmissions;

•	Delays until October 1, 2017, the Medicaid state DSH allotment reductions required by the Affordable Care Act that were scheduled to become effective on October 1, 2016, and extends those reductions through FFY 2024;

•	Realigns the Medicare sequester for FFY 2024 so that there will be a 4.0% sequester for the first six months of FFY 2024 and a 0.0% sequester for the second six months of FFY 2024, instead of a 2.0% sequester for the full 12-month period;

•	Extends the therapy cap exceptions process through March 31, 2015; and

•	Extends special payments to Medicare dependent hospitals (MDHs) through March 31, 2015

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

HIPAA

We are subject to the privacy and security requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act, which are designed to protect the confidentiality, availability and integrity of health information. The HIPAA privacy and security regulations apply to health plans, health care clearinghouses, and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical and physical safeguards to ensure the integrity, confidentiality and the availability of electronic health and related financial information.

In January 2014, the Federal Trade Commission (the “FTC”) ruled that Section 5 of the Federal Trade Commission Act gives the FTC the authority to regulate as unfair business practices companies’ inadequate data security programs that may expose consumers to fraud, identify theft and privacy intrusions. On February 24, 2014, HHS announced its plan to survey 1200 organizations (both covered entities and business associates) as a first step in selecting organizations for the next round of HIPAA audits. HHS has advised that the survey will gather information to enable the Office of Civil Rights (OCR) “to assess the size, complexity, and fitness of a respondent for an audit.” HHS has advised that the information to be collected will include, among other things, “recent data about the number of patient visits or insured lives, use of electronic information, revenue, and business locations.” We cannot predict whether our hospitals will be selected in the future for an audit or the results of such an audit. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

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

In addition to HIPAA’s privacy and security requirements, we are also subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases (“ICD-10”), which establishes an updated code set to be used for classifying health care diagnoses and procedures. Entities covered under HIPAA will be required to use the ICD-10, which contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system. Because of the greater number of codes, the coding for the services provided in our facilities will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. While providers were previously required to begin using the ICD-10 coding system on October 1, 2014, the PAM Act delayed the effective date of the ICD-10 transition to October 1, 2015. If any of our facilities fail to implement the new coding system by the deadline, the affected facility will not be paid for services. We are not able to predict the timeframe or the overall financial impact of the transition to ICD-10.

Cost Pressures

In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs with respect to delivering high quality patient care and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the last year, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits. These pressures include base wage increases, demands for flexible working hours and other increased benefits as well as higher nurse-to-patient ratios. In addition, inflationary pressures and technological advancements and increased acuity continue to drive supply costs higher. We utilize multiple supply chain initiatives, including consolidation of low-priced vendors, value analysis teams and coordinated quality of care efforts to encourage group purchasing contract compliance.

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. For the three months ended March 31, 2014, our uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 20.1%, compared to 22.0% during the same prior year period. During the three months ended March 31, 2014, our uncompensated care as a percentage of revenues decreased primarily as a result of a decrease in admissions as well as a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles.

We anticipate that if we experience further growth in uninsured volume and revenue over the near term, including increased acuity levels and continued increases in co-payments and deductibles for insured patients, our uncompensated care will increase, our risk of accounts receivable collections will escalate, and our results of operations could be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable from continuing operations by payor class mix as of December 31, 2013 and March 31, 2014:

December 31, 2013	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.7%	1.0%	1.6%	29.3%
Medicaid(1)	6.7	0.7	0.6	8.0
Managed Care and Other	19.6	1.6	1.2	22.4
Self-Pay(2)	9.5	9.1	21.7	40.3

Total	62.5%	12.4%	25.1%	100.0%

March 31, 2014	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	27.4%	0.9%	1.4%	29.7%
Medicaid(1)	6.7	0.9	0.8	8.4
Managed Care and Other	17.1	2.5	1.5	21.1
Self-Pay(2)	10.4	8.7	21.7	40.8

Total	61.6%	13.0%	25.4%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenue, from continuing operations, for the three months ended March 31, 2014 increased $2.1 million to $182.6 million, compared to $180.5 million in the same prior year period.

The BCA resulted in automatic spending cuts across government programs, including a 2% reduction in Medicare spending. The automatic spending cuts, known as “sequestration”, began April 2013. For the three months ended March 31, 2014, sequestration negatively impacted our revenue by approximately $1.5 million. Revenue for the three months ended March 31, 2014, was also negatively impacted (approximately $1.0 million to $1.4 million) by the “two midnight rule” that went into effect on October 1, 2013.

Admissions and adjusted admissions decreased 6.1% and 3.8%, respectively, for the three months ended March 31, 2014, compared to the same prior year period. Our inpatient surgeries decreased 8.9% for the three months ended March 31, 2014, compared to the same prior year period. Our outpatient surgeries decreased 5.8% for the three months ended March 31, 2014, compared to the same prior year period. In general, we believe our hospital volumes are still being impacted by general economic conditions where we operate along with patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures.

The following table sets forth the percentages of revenue from continuing operations, before the provision for bad debts by payor for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013	2014
Medicare(1)	39.5%	41.1%
Medicaid(1)	14.4	16.5
Managed Care and Other	35.5	34.1
Self-pay	10.6	8.3

Total	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.

Revenue per adjusted admission increased 5.1% for the three months ended March 31, 2014, compared to the same prior year period. The increase in revenue per adjusted admission for the three months ended March 31, 2014 is primarily due to an increase in acuity as evidenced by a 9.0% increase in our Medicare case mix index for the quarter and our managed care pricing.

See “Item 1 — Business — Sources of Revenue” and “Item 1 — Business — Government Regulation and Other Factors”, included in the 2013 Annual Report on Form 10-K, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discuss the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Affordable Care Act is also addressed in the 2013 Annual Report on Form 10-K.

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

Our critical accounting estimates are more fully described in the 2013 Annual Report on Form 10-K. There have been no significant changes in the nature of our critical accounting policies or the application of those policies since December 31, 2013.

RESULTS OF OPERATIONS

The following table presents summaries of results from continuing operations for the three months ended March 31, 2013 and 2014, respectively. Dollar amounts below are in millions.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2014
	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$204.1	113.1%	$205.8	112.7%
Provision for bad debts	(23.6)	(13.1)%	(23.2)	(12.7)%

Revenue	180.5	100.0%	182.6	100.0%

Salaries and benefits	84.7	46.9%	87.9	48.1%
Supplies	30.1	16.7%	30.4	16.6%
Other operating expenses	44.6	24.7%	46.6	25.5%
Other income	—	—	(1.3)	(0.7)%
Interest, net	13.9	7.7%	13.8	7.6%
Depreciation and amortization	10.2	5.7%	11.2	6.1%

Loss from continuing operations before income taxes	(3.0)	(1.7)%	(6.0)	(3.3)%
Income taxes	1.1	(0.6)%	0.9	(0.5)%

Loss from continuing operations	(4.1)	(2.3)%	(6.9)	(3.8)%
Loss from discontinued operations, net of taxes	(1.6)	(0.9)%	(2.4)	(1.3)%

Net loss	$(5.7)	(3.2)%	$(9.3)	(5.1)%

Less: Net loss attributable to non-controlling interests	(0.1)	(0.1)%	(0.3)	(0.2)%

Net loss attributable to Capella Healthcare, Inc.	$(5.6)	(3.1)%	$(9.0)	(4.9)%

Selected Operating Data

The following table sets forth certain unaudited operating data and excludes all discontinued operations for each of the periods presented.

	Three Months Ended March 31,
	2013	2014
Continuing operations:
Admissions(1)	11,001	10,329
Adjusted admissions(2)	22,677	21,809
Revenue per adjusted admission	$7,959	$8,368
Inpatient surgeries	2,413	2,199
Outpatient surgeries(3)	5,632	5,303
Emergency room visits(4)	55,938	53,340

(1)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(2)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(3)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(4)	Represents the total number of hospital-based emergency room visits.

Three Months Ended March 31, 2014 Compared to March 31, 2013

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenue. Revenue for the three months ended March 31, 2014 was $182.6 million, an increase of $2.1 million, or 1.2%, over the prior year period. The increase in revenue was due to an increase in revenue per adjusted admission of 5.1%, offset by a decline in adjusted admissions of approximately 3.8%. As previously discussed, revenue was negatively impacted by sequestration and the two midnight rule. We estimated that sequestration had a negative impact on revenue of $1.5 million, compared to the prior year period. We estimated that the two midnight rule had a negative impact on revenue of approximately $1.0 million to $1.4 million, compared to the prior year period.

Our provision for bad debts was down $0.4 million, or 0.2%, compared to the prior year period. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes although they abated somewhat in the first quarter. Self-pay admissions were 4.5% of total admissions, compared to 5.2% in the prior year period. Our provision for doubtful accounts decreased as a result of lower self-pay revenues during the three months ended March 31, 2014. Self-pay revenues, before the provision for bad debts decreased 2.3% over the same period last year as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the three months ended March 31, 2014 was $87.9 million, or 48.1% of revenue, compared to $84.7 million, or 46.9% of revenue, in the prior year period. The increase in salaries and benefits as a percentage of revenue is due primarily to the reinstatement of the 401K match and higher benefit costs.

Supplies. Supplies expense remained flat for the three months ended March 31, 2014 compared to the prior year period.

Other operating expenses. Other operating expenses include, among other things, contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization. Our other operating expenses increased $2.0 million during the three months ended March 31, 2014, compared to the prior year period. This increase was primarily due to higher utilization of contract and professional services related to the implementation of new service lines and hospitalist programs at certain of our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the three months ended March 31, 2014, we recognized $1.3 million of incentive reimbursements income.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2014 was $11.2 million, or 6.1% of revenue, compared to $10.2 million, or 5.7% of revenue, in the prior year period. The increase in depreciation and amortization expense compared to the prior year period is due primarily to the increased amount of fixed assets acquired through capital leases over the past year, $13.5 million since March 31, 2013, along with the implementation of information technology equipment in order to achieve EHR incentive payments.

Income taxes. Our effective tax rate from continuing operations was approximately 15% for the three months ended March 31, 2014 compared to 37% for the same prior year period. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the three months ended March 31, 2013 and 2014, are as follows (in millions).

	Three Months Ended March 31,
	2013	2014
Cash used in operating activities	$(13.1)	$(17.7)
Cash (used in) provided by investing activities	(8.8)	6.9
Cash used in financing activities	(1.4)	(4.2)

Operating Activities

Cash used in operating activities was $13.1 million for the three months ended March 31, 2013, compared to $17.7 million for the three months ended March 31, 2014. Net changes in operating assets and liabilities, excluding the impact of divestitures, negatively impacted operating cash flows by $45.4 million during the three months ended March 31, 2013 compared to a negative impact of $43.6 million during the three months ended March 31, 2014. Cash flows from operating activities were impacted by the interest payments of $24.4 million and $25.4 million during the three months ended March 31, 2013 and 2014, respectively.

At March 31, 2014, we had working capital excluding the current portion of long-term debt of $88.4 million, including cash and cash equivalents of $11.4 million, compared to working capital excluding assets and liabilities held for sale and the current portion of long-term debt at December 31, 2013 of $82.8 million, including cash and cash equivalents of $26.4 million.

Investing Activities

Cash used in investing activities was $8.8 million for the three months ended March 31, 2013 compared to cash provided by investing activities of $6.9 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, we received $11.2 million in proceeds from the sale of one of our hospitals.

Financing Activities

Cash used in financing activities was $1.4 million for the three months ended March 31, 2013 compared to $4.2 million for the three months ended March 31, 2014. Cash used in financing activities includes approximately $3.8 million of payments made on our capital lease obligations along with approximately $0.5 million of distributions made to non-controlling interests during the three months ended March 31, 2014.

As of March 31, 2014, our outstanding debt was $553.8 million, and we had $73.5 million of borrowing capacity under the 2010 Revolving Facility, net of outstanding letters of credit.

Capital Resources

We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We had $26.4 million and $11.4 million of cash and cash equivalents as of December 31, 2013 and March 31, 2014, respectively. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

In addition to available cash, our liquidity and ability to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs.

We anticipate that, to the extent additional liquidity is necessary to fund our operations or capital expenditures, it would be funded through borrowings under our 2010 Revolving Facility, the incurrence of other indebtedness, additional note issuances or a combination of these potential sources of liquidity. For example, our executive management team currently is evaluating a potential refinancing of our outstanding indebtedness, which would result in the incurrence of new term loan indebtedness and an amendment and extension of the ABL and 2010 Revolving Facility. The proceeds from the potential refinancing would be used to redeem the 9 1/4% Notes, purchase certain capital leases, pay fees and expenses and for general corporate purposes. We may not be able to complete the potential refinancing or obtain other additional liquidity when needed on terms acceptable to us.

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

Debt Covenants

The indenture governing the 9 1/4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2013 and March 31, 2014, we were in compliance with all debt covenants that were subject to testing at such dates.

Obligations and Commitments

During the three months ended March 31, 2014, there were no material changes in our contractual obligations as presented in our 2013 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2014, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Denise W. Warren
Denise W. Warren
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date: May 5, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.