Form 10-Q
period 2014-06-30
Capella Healthcare, Inc.
filed 2014-08-07
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 7, 2014, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31, 2013 (a)	June 30, 2014
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26.4	$25.7
Accounts receivable, net of allowance for doubtful accounts of $105.5 and $94.5 at December 31, 2013 and June 30, 2014, respectively	126.3	122.6
Inventories	24.3	24.8
Prepaid expenses and other current assets	11.6	12.7
Deferred tax assets	2.5	0.5
Assets held for sale	13.1	—

Total current assets	204.2	186.3
Property and equipment, net	456.1	444.0
Goodwill	133.6	133.6
Intangible assets, net	13.2	12.1
Other assets, net	23.7	23.9

Total assets	$830.8	$799.9

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$28.5	$28.2
Salaries and benefits payable	23.8	23.7
Accrued interest	23.3	23.3
Other accrued liabilities	32.7	22.0
Current portion of long-term debt	49.6	44.1
Liabilities held for sale	1.9	—

Total current liabilities	159.8	141.3
Long-term debt	507.8	507.2
Deferred income taxes	17.3	17.0
Other liabilities	28.4	29.0
Redeemable non-controlling interests	21.4	20.8
Due to Parent	210.9	213.8
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	—	—
Retained deficit	(114.8)	(129.2)

Total stockholder’s deficit	(114.8)	(129.2)

Total liabilities and stockholder’s deficit	$830.8	$799.9

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues before provision for bad debts	$204.4	$208.3	$408.5	$414.1
Provision for bad debts	(24.7)	(16.2)	(48.3)	(39.4)

Revenues	179.7	192.1	360.2	374.7
Salaries and benefits	83.5	92.4	168.2	180.3
Supplies	29.5	31.6	59.6	62.0
Other operating expenses	46.6	50.0	91.2	96.6
Other income	(0.3)	(3.0)	(0.3)	(4.3)
Management fees	0.1	0.1	0.1	0.1
Interest, net	13.4	13.8	27.3	27.6
Depreciation and amortization	11.1	11.3	21.3	22.5

Loss from continuing operations before income taxes	(4.2)	(4.1)	(7.2)	(10.1)
Income taxes	1.3	0.8	2.4	1.7

Loss from continuing operations	(5.5)	(4.9)	(9.6)	(11.8)
Loss from discontinued operations, net of tax	(1.2)	(0.3)	(2.8)	(2.7)

Net loss	(6.7)	(5.2)	(12.4)	(14.5)
Less: Net income (loss) attributable to non-controlling interests	(0.2)	0.2	(0.3)	(0.1)

Net loss attributable to Capella Healthcare, Inc.	$(6.5)	$(5.4)	$(12.1)	$(14.4)

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Six Months Ended June 30, 2014

(In millions, except share amounts)

				Total
	Common Stock		Retained	Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2013(a)	100	$—	$(114.8)	$(114.8)
Net loss attributable to Capella Healthcare, Inc. (unaudited)	—	—	(14.4)	(14.4)

Balance at June 30, 2014 (unaudited)	100	$—	$(129.2)	$(129.2)

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2013	2014
Operating activities:
Net loss	$(12.4)	$(14.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	2.8	2.7
Depreciation and amortization	21.3	22.5
Amortization of loan costs and debt discount	2.0	2.0
Provision for bad debts	48.3	39.4
Deferred income taxes	1.6	1.6
Stock-based compensation	0.5	3.3
Changes in operating assets and liabilities, net of divestitures	(55.3)	(45.4)

Net cash provided by operating activities – continuing operations	8.8	11.6
Net cash used in operating activities – discontinued operations	(2.8)	(2.8)

Net cash provided by operating activities	6.0	8.8
Investing activities:
Purchases of property and equipment, net	(15.4)	(10.2)
Proceeds from disposition of healthcare business	—	11.2
Other investing activities	—	(0.2)

Net cash (used in) provided by investing activities	(15.4)	0.8
Financing activities:
Payments on capital leases and other obligations	(2.5)	(7.5)
Payments of financing costs and fees	—	(2.0)
Advances from (to) Parent	0.1	(0.4)
Distributions to non-controlling interests	(0.7)	(0.5)
Sale (repurchase) of non-controlling interests	(0.2)	0.1

Net cash used in financing activities	(3.3)	(10.3)

Net decrease in cash and cash equivalents	(12.7)	(0.7)
Cash and cash equivalents at beginning of period	33.3	26.4

Cash and cash equivalents at end of period	$20.6	$25.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$25.5	$25.5

Cash paid for taxes	$1.3	$0.7

Supplemental disclosure of non-cash information:
Capital lease obligations recorded	$12.2	$—

See accompanying notes

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Note 1. Organization and Basis of Presentation

Organization

Capella Healthcare, Inc., a Delaware corporation (the “Company”), is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States. At June 30, 2014, as part of continuing operations, the Company operated 11 general acute care hospitals and related ancillary healthcare facilities, with a total of 1,496 licensed beds. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

Recent Developments

During April 2014, the Parent completed an equity restructuring that included the conversion of $206.7 million preferred stock outstanding to a net 686.3 million shares of the Parent’s common stock and the forgiveness of $140.1 million of previously accrued dividends accreted as of March 31, 2014. See Note 11. Stock-Based Compensation, for additional information surrounding the issuance of stock-based awards by the Parent to the Company’s employees during the three months ended June 30, 2014.

In June 2014, the Company and certain of its subsidiaries amended (the “ABL Amendment”) the terms of the Company’s senior secured asset-based loan agreement, consisting of a $100 million revolving credit facility previously maturing in December 2014 (the “2010 Revolving Facility”). The ABL Amendment extended the maturity date of the 2010 Revolving Facility to the earlier of June 3, 2019 or April 1, 2017, if, as of such date, the Company’s 9 1⁄4% senior unsecured notes due 2017 (the “9 1⁄4% Notes”) have not been repaid or refinanced on terms satisfactory to Bank of America, N.A. Management of the Company believes the ABL Amendment generally allows for greater operational flexibility on more favorable terms. See Note 9. Debt Obligations, 2010 Revolving Credit Facility and Amendment, for additional information.

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

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years. Early adoption is not permitted.

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted.

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

Note 2. General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $11.2 million and $16.1 million for the six months ended June 30, 2013 and 2014, respectively. Stock-based compensation expense is included in salaries and benefits in the accompanying consolidated statements of operations and within the aforementioned general and administrative costs. During the six months ended June 30, 2013 and 2014, the Company incurred non-cash stock-based compensation expense of $0.5 million and $3.3 million, respectively. Business development and refinancing related costs, also included within the aforementioned general and administrative costs, included in other operating expenses on the condensed consolidated statements of operations, were $2.1 million and $1.0 million for the six months ended June 30, 2013 and 2014, respectively.

Note 3. Fair Value of Financial Instruments

The Company applies the provisions of FASB authoritative guidance regarding fair value measurements, which provide a single definition of fair value, establishes a framework for measuring fair value, and expands disclosures concerning fair value measurements. The Company applies these provisions to the valuation and disclosure of certain financial instruments. This authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: (i) Level 1, which is defined as quoted prices in active markets that can be accessed at the measurement date; (ii) Level 2, which is defined as inputs other than quoted prices in active markets that are observable, either directly or indirectly; and (iii) Level 3, which is defined as unobservable inputs resulting from the existence of little or no market data, therefore potentially requiring an entity to develop its own assumptions. The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The carrying amount of the 9 1⁄4% Notes was $500.0 million at June 30, 2014 as disclosed in Note 9. The estimated fair value of the 9 1⁄4% Notes at June 30, 2014 was approximately $525.6 million based on the average bid and ask price as quoted by the Company’s administrative agent under the indenture for the 9 1⁄4% Notes and is categorized as Level 2 within the fair value hierarchy.

Note 4. Revenue Recognition and Accounts Receivable

The Company recognizes revenues before the provision for bad debts, including revenues from in-house patients and patients who have been discharged but not yet billed, in the period in which services are performed. Accounts receivable primarily consist of

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

amounts due from third-party payors and patients. The Company’s ability to collect outstanding receivables is critical to its results of operations and cash flows. The Company has entered into agreements with third-party payors, including government programs and managed care health plans, under which the Company is paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Amounts the Company receives for treatment of patients covered by governmental programs, such as Medicare and Medicaid, and other third-party payors, such as health maintenance organizations, preferred provider organizations and other private insurers, are generally less than the Company’s established billing rates. Accordingly, the revenues and accounts receivable reported in the accompanying unaudited condensed consolidated financial statements are recorded at the amount expected to be received.

The following table sets forth the percentages of revenues before the provision for bad debts by payor for the three and six months ended June 30, 2013 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Medicare(1)	37.9%	40.5%	38.7%	40.8%
Medicaid(1)	14.5	19.1	14.5	17.8
Managed Care and other(2)	35.9	33.2	35.7	33.6
Self-Pay	11.7	7.2	11.1	7.8

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenues received under managed Medicare or managed Medicaid programs.
(2)	Includes the health insurance exchanges, beginning with the first quarter of 2014.

The Company derives a significant portion of its revenues before the provision for bad debts from Medicare, Medicaid and other payors that receive discounts from its standard charges. The Company must estimate the total amount of these discounts to prepare its consolidated financial statements. The Medicare and Medicaid regulations and various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the accompanying unaudited condensed consolidated statements of operations.

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2013 totaled $5.7 million compared to $2.2 million as of June 30, 2014, and are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2013, the net adjustments to estimated cost report settlements resulted in a decrease to revenues of $0.6 million and $0.5 million, respectively. For the three and six months ended June 30 , 2014, the net adjustments to estimated cost report settlements resulted in an increase to revenues of $1.3 million and $2.0 million, respectively. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

conditions, trends in federal, state, and private employer healthcare coverage and other collection indicators. The provision for bad debts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. The Company considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Accounts written off are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as one source of information to utilize in estimating the collectability of the Company’s accounts receivable. The Company performs the hindsight analysis on a quarterly basis for all hospitals, generally utilizing rolling twelve-month accounts receivable collection, write-off, and recovery data. The Company supplements its hindsight analysis with other analytical tools, including, but not limited to, revenue days in accounts receivable, historical cash collections experience and revenue trends by payor classification. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Beginning Balance at January 1, 2014	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balance at End of Period
Six months ended June 30, 2014	$105.5	$39.4	$(50.4)	$94.5

The allowance for doubtful accounts was $105.5 million and $94.5 million as of December 31, 2013 and June 30, 2014, respectively. These balances as a percentage of accounts receivable net of contractual adjustments were 45.5% and 43.5% as of December 31, 2013 and June 30, 2014, respectively. The decrease in allowance for doubtful accounts related to the decrease in uninsured patient volumes during the six months ended June 30, 2014, compared to the year ended December 31, 2013.

Note 5. Discontinued Operations

During the six months ended June 30, 2014, the Company completed the sale of Grandview Medical Center (“Grandview”). The Company has presented Grandview’s operating results and cash flows as discontinued operations in the accompanying condensed consolidated financial statements.

Revenues before the provision for bad debts and the loss reported in discontinued operations for the Company’s discontinued operations for the three and six months ended June 30, 2013 and 2014, are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Revenues before the provision for bad debts from discontinued operations	$7.8	$0.1	$16.1	$4.6

Loss from discontinued operations
Net loss from sale of healthcare business	—	—	—	(1.6)
Loss from operations	(1.2)	(0.3)	(2.8)	(1.1)

Loss from discontinued operations, net of tax	$(1.2)	$(0.3)	$(2.8)	$(2.7)

The Company had previously recognized a $1.8 million loss on impairment for Grandview’s goodwill during the three months ended September 30, 2013.

Note 6. Goodwill and Intangible Assets

Goodwill

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of October 1, 2013 and did not incur an impairment charge. The Company’s goodwill balance was $133.6 million at December 31, 2013 and June 30, 2014.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. During the three months ended June 30, 2014, the Company recorded additional deferred loan costs of $1.2 million related to the ABL Amendment. See Note 9. Debt Obligations, 2010 Revolving Credit Facility and Amendment, for additional information. Net deferred loan costs of $0.1 million were written off to interest expense as part of the transaction costs associated with the ABL Amendment. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees, and were evaluated in accordance with accounting guidance related to modifications or exchanges of revolving debt arrangements. Net deferred loan costs are $8.3 million and $7.8 million, net of accumulated amortization of $13.3 million and $10.8 million at December 31, 2013 and June 30, 2014, respectively, and are included in other assets on the accompanying condensed consolidated balance sheets. The Company amortizes the deferred loan costs to interest expense over the life of the respective debt instrument.

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

The Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company’s physician income guarantee intangible assets were $13.8 million ($8.5 million, net) and $13.1 million ($7.6 million, net) at December 31, 2013 and June 30, 2014, respectively. The Company committed to advance a maximum amount of approximately $4.5 million at June 30, 2014. As of December 31, 2013 and June 30, 2014, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $2.8 million and $1.5 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

Note 7. Income Taxes

The Company’s income tax expense was $1.7 million on losses from continuing operations of $10.1 million, for an effective income tax rate of 16.8% during the six months ended June 30, 2014. The Company’s income tax expense was $2.4 million on losses from continuing operations of $7.2 million, for an effective income tax rate of 33.3% during the six months ended June 30, 2013. Due to the Company’s valuation allowance, the effective tax rate bears no relationship to pre-tax income.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Note 9. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2013 and June 30, 2014 (in millions):

	December 31, 2013	June 30, 2014
9 1⁄4% Notes	$500.0	$500.0
Unamortized discount on 9 1⁄4% Notes	(3.2)	(2.7)

Total 9 1⁄4% Notes	496.8	497.3
Capital lease obligations	55.5	52.3
Other	5.1	1.7

Total debt obligations	557.4	551.3
Less current maturities	49.6	44.1

Total	$507.8	$507.2

9 1⁄4% Senior Unsecured Notes

The 9 1⁄4% Notes are unsecured general obligations of the Company and rank equal in right of payment to all existing and future senior unsecured indebtedness of the Company. The 9 1⁄4% Notes mature July 1, 2017. Interest on the 9 1⁄4% Notes is payable semi-annually in July and January of each year. All payments on the 9 1⁄4% Notes are guaranteed jointly and severally on a senior unsecured basis by the Parent and substantially all of the Company’s wholly-owned subsidiaries.

The Company may redeem all or a part of the 9 1⁄4% Notes at any time on or after July 1, 2013, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the 9 1⁄4% Notes redeemed based on the following redemption schedule:

July 1, 2014 to June 30, 2015	104.625%
July 1, 2015 to June 30, 2016	102.313%
July 1, 2016 and thereafter	100.000%

If the Company experiences a change of control under certain circumstances, the Company must offer to repurchase all of the 9 1⁄4% Notes at a price equal to 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

2010 Revolving Credit Facility and Amendment

In June 2014, the Company and certain of its subsidiaries amended certain terms of the Company’s senior secured asset-based loan agreement. The ABL Amendment extended the maturity date of the 2010 Revolving Facility to the earlier of June 3, 2019 or April 1, 2017, if, as of such date, the 9 1⁄4% Notes have not been repaid or refinanced on terms satisfactory to Bank of America, N.A.

Subsequent to the ABL Amendment, the applicable margin in effect for borrowings under the 2010 Revolving Facility were reduced from 2.00% to 0.50% with respect to base rate borrowings and from 3.00% to 1.50% with respect to LIBOR borrowings, or reduced from a maximum of 2.50% to 1.00% with respect to base rate borrowings and reduced from a maximum of 3.50% to 2.00% for LIBOR borrowings, subject to the company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. Subsequent to the ABL Amendment, based on the average facility usage for the most recently ended calendar month, the commitment fee was reduced from a range of 0.50% to 0.75% to a range of 0.25% to 0.375% per annum. See Note 6. Goodwill and Intangible Assets, Deferred Loan Costs, for additional disclosures about the expenditures incurred related to the ABL Amendment.

At June 30, 2014, the Company had no outstanding loans under the 2010 Revolving Facility. At June 30, 2014, the Company had availability under the 2010 Revolving Facility of $65.6 million, net of outstanding letters of credit of $5.7 million, primarily used as the collateral under the Company’s workers’ compensation programs.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Debt Covenants

Both the indenture governing the 9 1⁄4% Notes and the 2010 Revolving Facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates.

At June 30, 2014, the Company was in compliance with the debt covenants for both the 9 1⁄4% Notes and the 2010 Revolving Facility that were subject to testing at that date.

Subsequent Event

In July 2014, the Company exercised a purchase option to acquire assets previously subject to a capital lease and a note payable. To fund the purchase, the Company utilized credit available under the 2010 Revolving Facility. See Note 12. Subsequent Event, for additional information.

Note 10. Guarantor and Non-Guarantor Supplementary Information

The 9 1⁄4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The subsidiary guarantee release provisions under the indentures governing these notes are considered customary and include the sale, merger or transfer of the subsidiary’s assets under a qualifying transaction as set forth in the indentures; the full release or discharge of the indebtedness including a legal defeasance or a qualifying covenant defeasance; and the designation of the subsidiary as an unrestricted subsidiary as set forth in the indentures.

The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company as of December 31, 2013 and June 30, 2014 and for the three and six months ended June 30, 2013 and 2014:

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

June 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$29.3	$(2.1)	$(1.5)	$—	$25.7
Accounts receivable, net	—	75.4	47.2	—	122.6
Inventories	—	14.6	10.2	—	24.8
Prepaid expenses and other current assets	4.4	5.5	2.8	—	12.7
Deferred tax assets	0.5	—	—	—	0.5

Total current assets	34.2	93.4	58.7	—	186.3
Property and equipment, net	1.6	291.2	151.2	—	444.0
Goodwill	133.6	—	—	—	133.6
Intangible assets, net	—	8.7	3.4	—	12.1
Investments in subsidiaries	(8.4)	—	—	8.4	—
Other assets, net	23.1	0.7	0.1	—	23.9

	$184.1	$394.0	$213.4	$8.4	$799.9

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$2.9	$14.1	$11.2	$—	$28.2
Salaries and benefits payable	3.1	12.1	8.5	—	23.7
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	7.5	6.7	7.8	—	22.0
Current portion of long-term debt	—	42.8	1.3	—	44.1

Total current liabilities	36.8	75.7	28.8	—	141.3
Long-term debt	—	365.8	141.4	—	507.2
Deferred income taxes	17.0	—	—	—	17.0
Other liabilities	29.6	0.4	(1.0)	—	29.0
Redeemable non-controlling interests	—	—	20.8	—	20.8
Due to parent	229.9	6.8	(22.9)	—	213.8
Total stockholder’s deficit	(129.2)	(54.7)	46.3	8.4	(129.2)

	$184.1	$394.0	$213.4	$8.4	$799.9

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended June 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$120.1	$84.3	$—	$204.4
Provision for bad debts	—	(13.3)	(11.4)	—	(24.7)

Revenues	—	106.8	72.9	—	179.7
Salaries and benefits	3.4	48.5	31.6	—	83.5
Supplies	—	15.7	13.8	—	29.5
Other operating expenses	3.0	25.6	18.0	—	46.6
Other Income	—	(0.3)	—	—	(0.3)
Equity in (earnings) losses of affiliates	1.7	—	—	(1.7)	—
Management fees	(5.2)	3.4	1.9	—	0.1
Interest, net	1.3	8.9	3.2	—	13.4
Depreciation and amortization	1.5	6.1	3.5	—	11.1

Loss from continuing operations before income taxes	(5.7)	(1.1)	0.9	1.7	(4.2)
Income taxes	0.8	(0.2)	0.7	—	1.3

Loss from continuing operations	(6.5)	(0.9)	0.2	1.7	(5.5)
Loss from discontinued operations, net of tax	—	(1.4)	0.2	—	(1.2)

Net loss	(6.5)	(2.3)	0.4	1.7	(6.7)
Less: Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)

Net loss attributable to Capella Healthcare, Inc.	$(6.5)	$(2.3)	$0.6	$1.7	$(6.5)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended June 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$124.9	$83.4	$—	$208.3
Provision for bad debts	—	(9.1)	(7.1)	—	(16.2)

Revenues	—	115.8	76.3	—	192.1
Salaries and benefits	9.0	52.0	31.4	—	92.4
Supplies	—	17.1	14.5	—	31.6
Other operating expenses	1.8	28.1	20.1	—	50.0
Other income	—	(0.2)	(2.8)	—	(3.0)
Equity in (earnings) losses of affiliates	(3.8)	—	—	3.8	—
Management fees	(4.4)	2.9	1.6	—	0.1
Interest, net	2.0	8.7	3.1	—	13.8
Depreciation and amortization	0.1	7.3	3.9	—	11.3

Loss from continuing operations before income taxes	(4.7)	(0.1)	4.5	(3.8)	(4.1)
Income taxes	0.7	0.1	—	—	0.8

Loss from continuing operations	(5.4)	(0.2)	4.5	(3.8)	(4.9)
Loss from discontinued operations, net of tax	—	(0.3)	—	—	(0.3)

Net loss	(5.4)	(0.5)	4.5	(3.8)	(5.2)
Less: Net loss attributable to non-controlling interests	—	—	0.2	—	0.2

Net loss attributable to Capella Healthcare, Inc.	$(5.4)	$(0.5)	$4.3	$(3.8)	$(5.4)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Six Months Ended June 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$240.4	$168.1	$—	$408.5
Provision for bad debts	—	(25.3)	(23.0)	—	(48.3)

Revenues	—	215.1	145.1	—	360.2
Salaries and benefits	6.6	97.8	63.8	—	168.2
Supplies	—	31.4	28.2	—	59.6
Other operating expenses	4.6	51.6	35.0	—	91.2
Other income	—	(0.3)	—	—	(0.3)
Equity in (earnings) losses of affiliates	5.5	—	—	(5.5)	—
Management fees	(10.4)	6.8	3.7	—	0.1
Interest, net	2.4	18.3	6.6	—	27.3
Depreciation and amortization	2.0	12.4	6.9	—	21.3

Loss from continuing operations before income taxes	(10.7)	(2.9)	0.9	5.5	(7.2)
Income taxes	1.4	0.3	0.7	—	2.4

Loss from continuing operations	(12.1)	(3.2)	0.2	5.5	(9.6)
Loss from discontinued operations, net of tax	—	(2.7)	(0.1)	—	(2.8)

Net loss	(12.1)	(5.9)	0.1	5.5	(12.4)
Less: Net loss attributable to non-controlling interests	—	—	(0.3)	—	(0.3)

Net loss attributable to Capella Healthcare, Inc.	$(12.1)	$(5.9)	$0.4	$5.5	$(12.1)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Six Months Ended June 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$249.2	$164.9	$—	$414.1
Provision for bad debts	—	(21.9)	(17.5)	—	(39.4)

Revenues	—	227.3	147.4	—	374.7
Salaries and benefits	12.7	104.1	63.5	—	180.3
Supplies	—	33.5	28.5	—	62.0
Other operating expenses	3.4	55.5	37.7	—	96.6
Other income	—	(1.4)	(2.9)	—	(4.3)
Equity in (earnings) losses of affiliates	2.3	—	—	(2.3)	—
Management fees	(9.0)	5.8	3.3	—	0.1
Interest, net	3.6	17.6	6.4	—	27.6
Depreciation and amortization	0.1	14.5	7.9	—	22.5

Loss from continuing operations before income taxes	(13.1)	(2.3)	3.0	2.3	(10.1)
Income taxes	1.3	0.1	0.3	—	1.7

Loss from continuing operations	(14.4)	(2.4)	2.7	2.3	(11.8)
Loss from discontinued operations, net of tax	—	(2.6)	(0.1)	—	(2.7)

Net loss	(14.4)	(5.0)	2.6	2.3	(14.5)
Less: Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)

Net loss attributable to Capella Healthcare, Inc.	$(14.4)	$(5.0)	$2.7	$2.3	$(14.4)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(12.1)	$(5.9)	$0.1	$5.5	$(12.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of affiliates	5.5	—	—	(5.5)	—
Loss from discontinued operations	—	2.7	0.1	—	2.8
Depreciation and amortization	2.0	12.4	6.9	—	21.3
Amortization of loan costs and debt discount	1.6	0.3	0.1	—	2.0
Provision for bad debts	—	25.3	23.0	—	48.3
Deferred income taxes	1.6	—	—	—	1.6
Stock-based compensation	0.5	—	—	—	0.5
Changes in operating assets and liabilities, net of divestitures	(0.8)	(28.1)	(26.4)	—	(55.3)

Net cash provided by operating activities – continuing operations	(1.7)	6.7	3.8	—	8.8
Net cash used in operating activities – discontinued operations	—	(2.8)	—	—	(2.8)

Net cash provided by operating activities	(1.7)	3.9	3.8	—	6.0

Investing activities:
Purchase of property and equipment, net	(6.6)	(3.9)	(4.9)	—	(15.4)

Net cash used in investing activities	(6.6)	(3.9)	(4.9)	—	(15.4)

Financing activities:
Payments on capital leases and other obligations	—	(2.1)	(0.4)	—	(2.5)
Advances from Parent	(3.4)	2.9	0.6	—	0.1
Distributions to non-controlling interests	—	—	(0.7)	—	(0.7)
Repurchases of non-controlling interests	—	—	(0.2)	—	(0.2)

Net cash used in financing activities	(3.4)	0.8	(0.7)	—	(3.3)

Change in cash and cash equivalents	(11.7)	0.8	(1.8)	—	(12.7)
Cash and cash equivalents at beginning of period	39.5	(4.4)	(1.8)	—	33.3

Cash and cash equivalents at end of period	$27.8	$(3.6)	$(3.6)	$—	$20.6

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(14.4)	$(5.0)	$2.6	$2.3	$(14.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of affiliates	2.3	—	—	(2.3)	—
Loss from discontinued operations	—	2.6	0.1	—	2.7
Depreciation and amortization	0.1	14.5	7.9	—	22.5
Amortization of loan costs and debt discount	1.6	0.2	0.2	—	2.0
Provision for bad debts	—	21.9	17.5	—	39.4
Deferred income taxes	1.7	(0.1)	—	—	1.6
Stock-based compensation	3.3	—	—	—	3.3
Changes in operating assets and liabilities, net of divestitures	6.5	(31.4)	(20.5)	—	(45.4)

Net cash provided by operating activities – continuing operations	1.1	2.7	7.8	—	11.6
Net cash used in operating activities – discontinued operations	—	(2.7)	(0.1)	—	(2.8)

Net cash provided by operating activities	1.1	—	7.7	—	8.8

Investing activities:
Purchase of property and equipment, net	—	(7.2)	(3.0)	—	(10.2)
Proceeds from disposition of healthcare businesses	—	11.2	—	—	11.2
Other investing activities	—	(0.2)	—	—	(0.2)

Net cash provided by investing activities	—	3.8	(3.0)	—	0.8

Financing activities:
Payments on capital leases and other obligations	—	(6.8)	(0.7)	—	(7.5)
Advances to Parent	(1.7)	4.5	(3.2)	—	(0.4)
Payment of financing costs and fees	(2.0)	—	—	—	(2.0)
Proceeds from sale of non-controlling interest	—	—	0.1	—	0.1
Distributions to non-controlling interests	—	—	(0.5)	—	(0.5)

Net cash used in financing activities	(3.7)	(2.3)	(4.3)	—	(10.3)

Change in cash and cash equivalents	(2.6)	1.5	0.4	—	(0.7)
Cash and cash equivalents at beginning of period	31.9	(3.6)	(1.9)	—	26.4

Cash and cash equivalents at end of period	$29.3	$(2.1)	$(1.5)	$—	$25.7

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Note 11. Stock-Based Compensation

The Parent issues stock-based awards to the Company’s employees from time to time, including stock options and other stock-based awards in accordance with the Parent’s various board-approved compensation plans. In April 2014, the Parent adopted the 2014 Stock Option Plan (the “2014 Plan”), which effectively replaced the 2006 Stock Option Plan (the “2006 Plan”). During the three and six months ended June 30, 2013, the Company incurred non-cash stock-based compensation expense of $0.2 million and $0.5 million, respectively. During the three and six months ended June 30, 2014, the Company incurred non-cash stock-based compensation expense of $3.2 million and $3.3 million, respectively. Stock-based compensation expense is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

Restricted Shares

As of June 30, 2014, approximately 240,000 restricted share awards issued by the Parent remained unvested. As of June 30, 2014, there was approximately $1.0 million of estimated unrecognized compensation cost related to these outstanding restricted share awards. These costs are expected to be recognized by the Company over approximately 3.5 years.

During the three months ended June 30, 2014, the Parent issued to the Company’s employees 18,259,000 restricted shares, in connection with the Parent’s equity restructuring, as previously described in Note 1. Organization and Basis of Presentation, Recent Developments. The 18,259,000 restricted shares vested immediately and included a cash payment of $1.8 million to partially reimburse employees for tax-related liabilities associated with the award. The Company considers the cash-based incentive payment to be stock-based compensation that is included in salaries and benefits in the accompanying consolidated statements of operations.

Stock Options

The Company records stock-based employee compensation for options granted using a Black-Scholes-Merton model. The following table sets forth the assumptions the Company has utilized in the Black-Scholes-Merton model.

Risk-free interest rate	2.31%
Dividend yield	0%
Volatility (annual)	30.00%
Expected option life	6.5 years

For stock-based awards included in the Black-Scholes-Merton valuation model, the Company uses historical stock price information of certain peer group companies for a period of time equal to the expected award life period to determine estimated volatility. The Company determined the expected life of the stock awards by averaging the contractual life of the awards and the vesting period of the awards. The estimated fair value of awards are amortized to expense on a straight-line basis over the awards’ vesting period. Compensation cost related to stock-based awards will be adjusted for future changes in estimated forfeitures and actual results of performance measures.

The 2014 Plan permits the Parent’s board of directors to issue approximately 90.5 million stock options and other stock-based awards to the Company’s employees. During the three months ended June 30, 2014, the Parent issued to the Company’s employees 88,775,773 stock options under the 2014 Plan. As of June 30, 2014, after the issuance of 88,775,773 options, the Parent had the ability to issue approximately 1.8 million additional stock based awards under the 2014 Plan. The stock options vest over five years. The Parent’s options outstanding have an exercise price of $0.16 per option. The Black-Sholes-Merton valuation model indicated that the fair value of options granted during the three months ended June 30, 2014, at $0.06 per option. As of June 30, 2014, no options were vested, and the Company expects approximately 58,625,811 options will vest over the life of the awards. As of June 30, 2014, there was approximately $3.2 million of estimated unrecognized compensation cost related to outstanding stock options. These costs are expected to be recognized over approximately 4.8 years.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2014

Note 12. Subsequent Event

In July 2014, the Company exercised its purchase option for approximately $39.4 million, excluding other costs and fees, to acquire certain tangible assets of Muskogee Community Hospital (“MCH”) that were subject to a capital lease. Additionally, in July 2014, the Company repaid the outstanding principal balance for the promissory note previously issued in connection with the Company’s July 2012 acquisition of accounts receivable, supplies, inventory, goodwill and other intangible assets related to MCH. The Company used $5.3 million in available cash and cash equivalents, including utilizing $35.0 million in availability from its 2010 Revolving Facility, to fund the purchase and repayment. As of June 30, 2014, the Company included the $38.9 million capital lease liability and the $1.7 million note payable, in the current portion of long-term debt on the accompanying condensed consolidated balance sheets. After giving effect to the Company’s July 2014 utilization of $35.0 million in availability under the 2010 Revolving Facility, the Company’s outstanding debt would have been approximately $545.6 million and the Company would have had $29.9 million of borrowing capacity under the 2010 Revolving Facility, net of outstanding letters of credit.

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; future financial performance and condition; industry and general economic trends, changes to reimbursement, patient volumes and related revenues; provisions for potential adjustments to reimbursement amounts; our compliance with new and existing laws and regulations, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the provision for bad debts and the impact of bad debt expenses; compliance with and anticipated revenues from Medicare and Medicaid electronic health records (“EHR”) incentive payments; future liquidity and capital resources; and existing and future debt.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in six states. As of June 30, 2014, as part of continuing operations, we operated 11 acute care hospitals (ten of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,496 licensed beds. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Equity Restructuring

During April 2014, Capella Holdings, Inc. (our “Parent”) completed an equity restructuring that included the conversion of $206.7 million preferred stock outstanding to a net 686.3 million shares of our Parent’s common stock and the forgiveness of $140.1 million of previously accrued dividends accreted as of March 31, 2014. The forgiveness of the previously accrued dividends effectively decreased the leverage of our Parent’s consolidated financial position and increased the value of stock-based awards issued by our Parent to our employees. See Note 11. Stock-Based Compensation, for additional information surrounding the issuance of stock-based awards by our Parent to our employees during the three months ended June 30, 2014.

2010 Revolving Facility Amendment

In June 2014, we amended (the “ABL Amendment”) the terms of our senior secured asset-based loan agreement, consisting of a $100 million revolving credit facility previously maturing in December 2014 (the “2010 Revolving Facility”). The ABL Amendment extended the maturity date of the 2010 Revolving Facility to the earlier of June 3, 2019 or April 1, 2017, if, as of such date, the Company’s 9 1⁄4% senior unsecured notes due 2017 (the “9 1⁄4% Notes”) have not been repaid or refinanced on terms satisfactory to Bank of America, N.A. Our management believes the ABL Amendment generally allows for greater operational flexibility on terms more favorable to us. See Note 9. Debt Obligations, 2010 Revolving Credit Facility and Amendment, for additional information.

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

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically altered the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act do not take effect until 2014 or later, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective at various times between 2010 and 2013. Additionally, a number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate (which requires employers with 50 or more full-time employees or full-time equivalents to provide affordable health insurance to those employees), the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016. More delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future.

The Affordable Care Act has been the subject of numerous legal and legislative challenges, and several bills have been and will likely continue to be introduced in Congress to delay, defund, repeal or amend all or significant provisions of the Affordable Care Act. For example, on June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Affordable Care Act that authorized the Secretary of the Department of Health and Human Services (“HHS”) to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so results in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, on June 30, 2014, the Supreme Court ruled that private closely-held corporations may opt out of the Affordable Care Act’s provisions for certain no-cost prescription contraception if such corporations have religious objections to the contraception. More private corporations may file suit to challenge other aspects of the Affordable Care Act.

Most recently, on July 22, 2014, two federal appeals courts issued conflicting rulings regarding whether financial subsidies can be offered to health plan purchasers through the federally-run health insurance exchanges under the Affordable Care Act. Reversing the U.S. District Court for the District of Columbia’s grant of summary judgment earlier this year, the U.S. Court of Appeals for District of Columbia ruled that the government may not offer subsidies for health insurance purchased on the federally-run exchanges. Conversely, the U.S. Court of Appeals for the Fourth Circuit upheld the subsidies. Out of the nearly seven million individuals who have received subsidies, approximately five million of them were from states with federally-run health insurance exchanges. If subsidies were unavailable for those individuals purchasing insurance through the federally-run health insurance exchanges, it is likely that many of those individuals would forgo coverage, thereby increasing the number of uninsured.

It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and delayed implementation, potential legal challenges, and possible defunding, repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. During the first half of 2014, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals. While we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict, will be gradual and may not offset scheduled decreases in reimbursement.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009, includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three and six months ended June 30, 2013, we recognized $0.3 million of other income from continuing operations related to estimated EHR incentive payments. During the three and six months ended June 30, 2014, we recognized $3.0 million and $4.3 million, respectively, of other income from continuing operations related to estimated EHR incentive payments. We currently estimate that, at a minimum, the total costs incurred to comply will be recovered through this initiative.

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

The Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments. ATRA also requires CMS to recoup $11 billion from Inpatient Prospective Payment System (“IPPS”) payments in federal fiscal year (“FFY”) 2014 through FFY 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes represent overpayments resulting from documentation and coding adjustments from the implementation of the MS-DRG system. CMS has not yet indicated how or when the additional adjustments required by ATRA will be implemented. The Budget Control Act of 2011 (“BCA”) also imposed a 2% reduction in Medicare spending effective as of April 1, 2013. The automatic spending cuts are known as “Sequestration.”

On March 4, 2014, the Office of Management and Budget released President Obama’s proposed budget for FFY 2015 (the “Proposed Budget”). Among other things, the Proposed Budget would reduce Medicare spending by $400 billion from FFY 2015 to FFY 2024. The Proposed Budget would achieve these reductions by, among other things, reducing payments to Medicare providers, reducing payments for prescription drugs covered under Medicare Part B and Part D, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On May 15, 2014, CMS published its hospital IPPS proposed rule for FFY 2015, which begins on October 1, 2014, that would update FFY 2015 Medicare IPPS payment policies and rates and the Long-Term Care Hospital Prospective Payment System. Under the proposed rule, the operating payment rates for inpatient stays in general acute care hospitals paid under the IPPS that successfully participate in the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users would be increased by 1.3%. This increase reflects the projected hospital market basket update of 2.7%, adjusted by -0.4 percentage points for multi-factor productivity and an additional -0.2 percentage points in accordance with the Affordable Care Act. Additionally, the rate is further decreased by 0.8% for a proposed documentation and coding recoupment adjustment required by the ATRA. Beginning with FFY 2015, those hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update (previously these hospitals received a 2 percentage point reduction). The proposed rule would also require that the update for any hospital that is not a meaningful EHR user will be reduced by one-fourth of the market basket update in FFY 2015, one-half of the market basket update in FFY 2016, and three-fourths of the market basket update in FFY 2017 and later years. Overall IPPS payments (capital and operating payments) are projected to decrease by $241 million under the proposed rule. In the IPPS proposed rule, CMS also solicited comments regarding the development of an alternative payment methodology under the Medicare program for short inpatient hospital stays. Specifically, CMS is seeking input on how to both define and pay for short inpatient hospital stays.

On July 14, 2014, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2015, which begins on January 1, 2015. Among other things, the proposed rule provides for a payment rate increase of 2.1% percent for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting Program and a payment rate increase of 0.1% for hospitals that do not. The proposed rate increase is based on a projected hospital market basket increase of 2.7%, adjusted by -0.4 percentage points for multi-factor productivity and an additional -0.2 percentage points in accordance with the Affordable Care Act.

The OPPS proposed rule also makes several other changes, including implementing (with modifications) the policy for comprehensive Ambulatory Payment Classifications (“APCs”) that was finalized in the OPPS final rule for CY 2014. CMS created the comprehensive APCs to prospectively pay under the OPPS for high cost device dependent services using a single payment for the hospital stay. The OPPS proposed rule would create 28 comprehensive APCs that combine certain items and services that are related to the performance of a primary service into a single payment for the comprehensive service under the OPPS. Additional changes to the Medicare program’s OPPS include revising the physician certification requirement for hospital inpatient services and requiring hospitals and physicians to provide additional information about services provided in off-campus provider-based departments on their claim forms.

In addition to the Medicare reimbursement reductions and policy considerations described above, many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have an adverse effect on our financial position and results of operations.

“Two Midnight Rule”

In the Medicare program’s hospital IPPS final rule for FFY 2014, CMS issued the “two midnight rule,” which modified CMS’s policy on how Medicare contractors will review inpatient hospital services for payment purposes. Under the two midnight rule, in addition to services designated by CMS as inpatient-only services, surgical procedures, diagnostic tests, and other treatments will generally be considered to be appropriate for inpatient admission and inpatient hospital payment under Medicare Part A when the treating physician expects the beneficiary to require a stay that crosses at least two midnights and admits the beneficiary to the hospital based on that expectation. As for medical review, the IPPS final rule for FFY 2014 establishes a presumption that inpatient hospital claims with lengths of stay greater than two midnights will be presumed generally appropriate for reimbursement under Medicare Part A. However, inpatient hospital claims with lengths of stay less than two midnights after the formal admission following the order will not be subject to that presumption and may be reviewed by Medicare contractors and recovery auditors for appropriateness for Medicare Part A payment. The IPPS final rule for FFY 2014 requires Medicare review contractors and recovery auditors reviewing such claims to evaluate the physician order for admission as well as certain medical documentation.

While the IPPS final rule for FFY 2014 became effective on October 1, 2013, CMS initially indicated on November 5, 2013 that it would not permit recovery auditors to review inpatient admissions of one midnight or less that began between October 1, 2013 and December 31, 2013. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that occur between March 31, 2014 and September 30, 2014 and that span less than two midnights after admission to determine a hospital’s compliance with the new criteria. Hospitals can rebill denied inpatient hospital admissions in accordance with the rule.

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”) into law. Among other things, PAMA extends the delay of the enforcement of the two midnight rule by recovery auditors and other Medicare review contractors through March 31, 2015. PAMA also authorizes CMS to continue to allow Medicare Administrative Contractors to review, on a pre-payment basis only, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur between March 31, 2014 and March 31, 2015 in order to determine hospital compliance with the new inpatient admission and medical review criteria. Post-payment reviews are not allowed unless there is evidence of systematic gaming, fraud, abuse, or delays.

In April 2014, the American Hospital Association and a coalition of its members filed two federal lawsuits related to the two midnight rule. One lawsuit challenged the rule itself, while the second sought to overturn the related rate cuts. In May 2014, the House Committee on Ways and Means Subcommittee on Health held a hearing regarding certain issues related to the Medicare program, including the two midnight rule. During the inquiry, the CMS Deputy Administrator noted that CMS is considering alternate ways of defining and paying for short hospital stays and is interested in soliciting comments regarding alternatives.

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by recovery auditors or other Medicare review contractors or the impact that any such reviews will have on our business and results of operations, if and when they are allowed by CMS. Legislation has been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and would require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. In addition to the Congressional legislation, federal lawsuits have also been filed challenging the two midnight rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule violate the Administrative Procedure Act. We cannot predict whether the legislation that has been introduced in Congress will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS. We also cannot predict whether the federal court challenges to the two midnight rule will be successful.

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

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions. In 2013, HHS began to reduce inpatient hospital payments for all discharges by a percentage specified by statute and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. For FFY 2014, CMS increased the applicable reductions to 1.25%. CMS will evaluate hospitals’ performance during a performance period, and hospitals will receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures are translated into value-based incentive payments. Under the IPPS proposed rule for FFY 2015 discussed above, CMS proposed increasing the applicable percent reduction to 1.5% for FFY 2015. CMS estimated that the total amount available for value-based incentive payments for FFY 2015 will be $1.4 billion. CMS also proposed making certain modifications to program measures. For the FFY 2016 hospital value-based purchasing program, CMS finalized removing three measures and adding four measures. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. Hospitals that have “excess readmissions” for specified conditions receive reduced reimbursement. Each hospital’s performance is publicly reported, and HHS has the discretion to determine terms and conditions of the program, such as what “excessive readmissions” means. Additionally, under the IPPS proposed rule, CMS proposed expanding the readmissions measures for FFY 2017 and subsequent years, as well as refining the readmission measures and methodology for FFY 2015 and subsequent years. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions (“HACs”) unless the conditions were present at admission. Further, beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive 99% of what they would otherwise be paid under the IPPS. CMS estimated that 753 hospitals would be subject to this 1.0% reduction and that overall payments will decrease approximately 0.3%, or $330 million.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule (“PFS”) system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service, and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs. The modified elements are then aggregated, and the aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. For CY 2014, CMS issued a final rule that would have applied the SGR and would have resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway for SGR Reform Act of 2013, which was enacted on December 26, 2013 (the “Pathway Act”), delayed the application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014. PAMA, among other things, extended the 0.5% increase in PFS payment rates established by the Pathway Act through December 31, 2014. PAMA provides that there will be no increase to the CY 2015 PFS from January 1, 2015 through March 31, 2015.

On February 2, 2014, the Senate Finance Committee, the House Ways and Means Committee, and the House Energy and Commerce Committee announced that they had agreed upon legislation, the SGR Repeal and Medicare Provider Payment Modernization Act (the “SGR Repeal Act”), that would permanently repeal the SGR and establish a more streamlined and improved incentive payment program that will focus on providing value and quality. Under the SGR Repeal Act, physicians would receive an annual update of 0.5% for CY 2014 through CY 2018, CY 2018 payment rates would be maintained through CY 2023, and, beginning in 2018 through 2023, physicians would be given the opportunity to receive additional payment adjustments through a new Merit-Based Incentive Payment System (“MIPS”). MIPS would consolidate three existing incentive programs and improve focus on quality, resource use, and meaningful EHR use. The SGR Repeal Act was passed by the House on March 14, 2014. We cannot predict whether the SGR Repeal Act will be passed by the Senate or, if passed, the impact the SGR Repeal Act would have on our revenues and results of operations.

On July 11, 2014, CMS published the PFS proposed rule for CY 2015. Since updates to the PFS are pre-determined based on a statutory formula that cannot be changed by CMS, the proposed rule did not include any proposal or announcement regarding updates or changes to the PFS. However, in March 2014 prior to the enactment of PAMA, CMS estimated that payments to physicians in CY 2015 would be reduced by 20.9%. The proposed rule also includes proposals for implementing the value-based payment modifier required by the Affordable Care Act, which would adjust payments to physicians, groups of physicians, and other eligible professionals based on the quality and cost of care they furnish to Medicare beneficiaries; and also proposes changes to several of the quality reporting initiatives that are associated with PFS payments.

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

Protecting Access to Medicare Act of 2014

As previously noted, on April 1, 2014, President Obama signed in to law PAMA. In addition to delaying the enforcement of the two midnight rule and extending the PFS payment rate increase provided by the Pathway Act, PAMA made changes to a number of payment and other provisions of the Medicare and Medicaid programs. Among other things, PAMA:

•	Extends the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by the Medicare program, through March 31, 2015;

•	Extends the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located 15 road miles from another general acute care hospital and have less than 1,600 Medicare discharges each fiscal year, through March 31, 2015;

•	Extends the Transitional Medicare Assistance Program, which provides Medicaid insurance coverage for families transitioning from welfare to work, through March 31, 2015;

•	Establishes a value based purchasing program for skilled nursing facilities that, beginning October 1, 2018, will withhold 2% of the Medicare program’s payments to skilled nursing facilities and re-distribute between 50% to 70% of the withheld amount to high performing facilities with reduced hospital readmissions;

•	Delays until October 1, 2017, the Medicaid state DSH allotment reductions required by the Affordable Care Act that were scheduled to become effective on October 1, 2016, and extends those reductions through FFY 2024;

•	Realigns the Medicare sequester for FFY 2024 so that there will be a 4.0% sequester for the first six months of FFY 2024 and a 0.0% sequester for the second six months of FFY 2024, instead of a 2.0% sequester for the full 12-month period;

•	Extends the therapy cap exceptions process through March 31, 2015; and

•	Extends special payments to Medicare dependent hospitals (MDHs) through March 31, 2015.

Physician Alignment

Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. We have physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, general surgery, oncology, obstetrics and gynecology, cardiology, neurology, orthopedics, urology, otolaryngology, and inpatient hospital care (hospitalists). To provide our patients access to the appropriate physician resources, we actively recruit physicians to the communities served by our hospitals through employment agreements, relocation agreements, or physician practice acquisitions. We seek to invest in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. The costs associated with recruiting, integrating, and managing a large number of new physicians will have a negative impact on our operating results and cash flows in the near term. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will impact our operating results positively over the long term.

HIPAA

We are subject to the privacy and security requirements of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act, which are designed to protect the confidentiality, availability and integrity of health information. The HIPAA privacy and security regulations apply to health plans, health care clearinghouses, and healthcare providers that transmit health information in an electronic form in connection with HIPAA standard transactions. The HIPAA security standards require us to establish and maintain reasonable and appropriate administrative, technical, and physical safeguards to ensure the integrity, confidentiality, and availability of electronic health and related financial information.

In January 2014, the Federal Trade Commission (the “FTC”) ruled that Section 5 of the Federal Trade Commission Act gives the FTC the authority to regulate as unfair business practices companies’ inadequate data security programs that may expose consumers to fraud, identify theft, and privacy intrusions. On February 24, 2014, HHS announced its plan to survey 1200 organizations (both covered entities and business associates) as a first step in selecting organizations for the next round of HIPAA audits. HHS has advised that the survey will gather information to enable the Office of Civil Rights “to assess the size, complexity, and fitness of a respondent for an audit.” HHS has advised that the information to be collected will include, among other things, “recent data about the number of patient visits or insured lives, use of electronic information, revenues, and business locations.” We cannot predict whether our hospitals will be selected in the future for an audit or the results of such an audit. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

On January 17, 2013, HHS issued a final rule that, among other things, made final modifications to the HIPAA Privacy, Security, and Enforcement Rules mandated by the HITECH Act; adopted changes to the HIPAA Enforcement Rule to incorporate the increased and tiered civil money penalty structure provided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information that replaces the breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA Privacy Rule as required by the Genetic Information Nondiscrimination Act. The new rules are effective as of March 26, 2013. Our facilities were required to comply with the applicable requirements of the Final HIPAA Rule by September 23, 2013, except that existing business associate agreements may qualify for an extended compliance date of September 23, 2014. We cannot yet quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

In addition to HIPAA’s privacy and security requirements, we are also subject to the administrative simplification provisions of HIPAA, which require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases (“ICD-10”), which establishes an updated code set to be used for classifying health care diagnoses and procedures. Entities covered under HIPAA will be required to use the ICD-10, which contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system. Because of the greater number of codes, the coding for the services provided in our facilities will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. While providers were previously required to begin using the ICD-10 coding system on October 1, 2014, PAMA delayed the effective date of the ICD-10 transition to October 1, 2015. If any of our facilities fail to implement the new coding system by the deadline, the affected facility will not be paid for services. We are not able to predict the timeframe or the overall financial impact of the transition to ICD-10.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. For the three months ended June 30, 2014, our uncompensated care as a percentage of revenues, which includes the impact of uninsured discounts and charity care, was 14.3%, compared to 23.4% during the same prior year period. During the three months ended June 30, 2014, our uncompensated care as a percentage of revenues decreased primarily as a result of a decrease in self-pay volumes due to healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. For the six months ended June 30, 2014, our uncompensated care as a percentage of revenues was 17.2%, compared to 22.7% during the same prior year. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable from continuing operations by payor class mix as of December 31, 2013 and June 30, 2014:

December 31, 2013	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.7%	1.0%	1.6%	29.3%
Medicaid(1)	6.7	0.7	0.6	8.0
Managed Care and Other	19.6	1.6	1.2	22.4
Self-Pay(2)	9.5	9.1	21.7	40.3

Total	62.5%	12.4%	25.1%	100.0%

June 30, 2014	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	28.8%	1.1%	1.5%	31.4%
Medicaid(1)	7.4	1.1	1.1	9.6
Managed Care and Other	16.0	2.2	1.9	20.1
Self-Pay(2)	8.5	7.8	22.6	38.9

Total	60.7%	12.2%	27.1%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenues and Volume Trends

Our revenues depend upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

The primary sources of our revenues before the provision for bad debts include various managed care payors, including managed Medicare and managed Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and patients themselves. We are typically paid less than our gross charges, regardless of the payor source, and report revenues before the provision for bad debts to reflect contractual adjustments and other allowances required by managed care providers and federal and state agencies.

Revenues from continuing operations for the three months ended June 30, 2014, increased $12.4 million to $192.1 million, compared to $179.7 million in the same prior year period. Revenues for the six months ended June 30, 2014, increased $14.5 million to $374.7 million, compared to $360.2 million in the same prior year period.

The BCA resulted in automatic spending cuts across government programs, including a 2% reduction in Medicare spending. The automatic spending cuts, known as “sequestration”, began April 2013. Our revenues were negatively impacted by sequestration by approximately $1.5 million for the three months ended March 31, 2014, however, the impact of sequestration was in effect for both three month periods ended June 30, 2013 and 2014. Revenues for the six months ended June 30, 2014, were also negatively impacted (approximately $2.1 million) by the “two midnight rule” that went into effect on October 1, 2013.

Admissions, inpatient surgeries and outpatient surgeries decreased 0.5%, 3.3% and 0.2%, respectively, for the three months ended June 30, 2014, compared to the same prior year period. Adjusted admissions, revenue per adjusted admission and emergency room visits increased 0.5%, 6.3% and 4.2%, respectively, for the three months ended June 30, 2014, compared to the same prior year period. In general, we believe our hospital volumes are still being impacted by general economic conditions where we operate along with patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures.

The following table sets forth the percentages of revenues from continuing operations, before the provision for bad debts by payor for the three months ended June 30, 2013 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
Medicare(1)	37.9%	40.5%	38.7%	40.8%
Medicaid(1)	14.5	19.1	14.5	17.8
Managed Care and other(2)	35.9	33.2	35.7	33.6
Self-Pay	11.7	7.2	11.1	7.8

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenues received under managed Medicare or managed Medicaid programs.
(2)	Includes the health insurance exchanges, beginning with the first quarter of 2014.

Revenue per adjusted admission increased 6.3% and 5.8% for the three and six months ended June 30, 2014, respectively, compared to the same prior year periods. The increase in revenue per adjusted admission for the three and six months ended June 30, 2014, is primarily due to increases in acuity as evidenced by a 6.7% and 8.2% increase, respectively, in our Medicare case mix index. In addition, increases in our managed care pricing also contributed to our increase in revenue.

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

RESULTS OF OPERATIONS

The following table presents summaries of results from continuing operations for the three and six months ended June 30, 2013 and 2014, respectively. Dollar amounts below are in millions.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2014		Six Months Ended June 30, 2013		Six Months Ended June 30, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues before provision for bad debts	$204.4	113.7%	$208.3	108.4%	$408.5	113.4%	$414.1	110.5%
Provision for bad debts	(24.7)	(13.7)	(16.2)	(8.4)	(48.3)	(13.4)	(39.4)	(10.5)

Revenues	179.7	100.0	192.1	100.0	360.2	100.0	374.7	100.0

Salaries and benefits	83.5	46.5	92.4	48.1	168.2	46.7	180.3	48.1
Supplies	29.5	16.4	31.6	16.4	59.6	16.5	62.0	16.5
Other operating expenses	46.6	25.9	50.0	26.0	91.2	25.3	96.6	25.8
Other income	(0.3)	(0.2)	(3.0)	(1.6)	(0.3)	—	(4.3)	(1.1)
Management fees	0.1	—	0.1	—	0.1	—	0.1	—
Interest, net	13.4	7.5	13.8	7.2	27.3	7.6	27.6	7.4
Depreciation and amortization	11.1	6.2	11.3	5.9	21.3	5.9	22.5	6.0

Loss from continuing operations before income taxes	(4.2)	(2.3)	(4.1)	(2.1)	(7.2)	(2.0)	(10.1)	(2.7)
Income taxes	1.3	0.7	0.8	0.4	2.4	0.7	1.7	0.5

Loss from continuing operations	(5.5)	(3.1)	(4.9)	(2.6)	(9.6)	(2.7)	(11.8)	(3.1)
Loss from discontinued operations, net of taxes	(1.2)	(0.7)	(0.3)	(0.1)	(2.8)	(0.8)	(2.7)	(0.7)

Net loss	$(6.7)	(3.7)	$(5.2)	(2.7)	$(12.4)	(3.4)	$(14.5)	(3.9)

Less: Net income (loss) attributable to non-controlling interests	(0.2)	(0.1)	0.2	0.1	(0.3)	(0.1)	(0.1)	—

Net loss attributable to Capella Healthcare, Inc.	$(6.5)	(3.6)%	$(5.4)	(2.8)%	$(12.1)	(3.4)%	$(14.4)	(3.8)%

Selected Operating Data

The following table sets forth certain unaudited operating data and excludes all discontinued operations for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Continuing operations:
Admissions(1)	10,452	10,398	21,453	20,727
Adjusted admissions(2)	22,849	22,970	45,508	44,766
Revenue per adjusted admission	$7,865	$8,363	$7,914	$8,371
Inpatient surgeries	2,340	2,263	4,753	4,462
Outpatient surgeries(3)	5,814	5,801	11,446	11,104
Emergency room visits(4)	54,612	56,886	110,550	110,226

(1)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(2)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(3)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(4)	Represents the total number of hospital-based emergency room visits.

Three Months Ended June 30, 2014 Compared to June 30, 2013

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenues. Revenues for the three months ended June 30, 2014 was $192.1 million, an increase of $12.4 million, or 6.9%, over the prior year period. The increase in revenues was due to an increase in adjusted admissions of 0.5%, emergency room visits of 4.2% and an increase in acuity combined with an improved payor mix. As previously discussed, revenues were negatively impacted by the two midnight rule. We estimated that the two midnight rule had a negative impact on revenues of approximately $0.7 million, compared to the prior year period.

Our provision for bad debts was down $8.5 million, or 34.4%, compared to the prior year period. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes although they abated somewhat in the second quarter. Self-pay admissions were 3.6% of total admissions, compared to 6.4% in the prior year period. Our provision for doubtful accounts decreased as a result of lower self-pay revenues during the three months ended June 30, 2014. Self-pay revenues before the provision for bad debts decreased from 11.7% for the three months ended June 30, 2013, to 7.2% in the current period as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the three months ended June 30, 2014 was $92.4 million, or 48.1% of revenues, compared to $83.5 million, or 46.5% of revenues, in the prior year period. The increase in salaries and benefits as a percentage of revenues is due primarily to increased stock based compensation expense. Non-cash stock-based compensation expense was $3.2 million and $0.2 million, for the three months ended June 30, 2014 and 2013, respectively. In connection with the increased non-cash stock-based compensation, due to the previously mentioned equity restructuring by our Parent, the Company made a cash payment of $1.8 million during the three months ended June 30, 2014, that is also included in salaries and benefits expense. After adjusting for the $4.7 million current period expense related to the equity awards issued by our Parent in connection with the equity restructuring, salaries and benefits were approximately 45.7% of revenues, compared to 46.5% of revenues in the prior year period.

Supplies. Supplies expense increased by $2.1 million but, remained flat as a percentage of revenues remained flat at 16.4% for both periods.

Other operating expenses. Other operating expenses include, among other things, contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization. Our other operating expenses increased $3.4 million during the three months ended June 30, 2014, compared to the prior year period. This increase was primarily due to higher utilization of contract and professional services related to the implementation of new service lines at certain of our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the three months ended June 30, 2014, EHR incentive income increased by $2.7 million.

Income taxes. Our effective tax rate from continuing operations was approximately 19.5% for the three months ended June 30, 2014, compared to 31.0% for the same prior year period. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

Six Months Ended June 30, 2014 Compared to June 30, 2013

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenues. Revenues for the six months ended June 30, 2014 was $374.7 million, an increase of $14.5 million, or 4.0%, over the prior year period. The increase in revenues was due to an increase in revenue per adjusted admission of 5.8%, offset by a decline in adjusted admissions of approximately 1.6%. Overall, our revenues were positively impacted by the 8.2% increase in case mix and reductions in self-pay volumes over the prior year. As previously discussed, revenues were negatively impacted by the two midnight rule. We estimated that the two midnight rule had a negative impact on revenues of approximately $2.1 million, compared to the prior year period.

Our provision for bad debts was down $8.9 million, or 18.4%, compared to the prior year period. Self-pay admissions were 4.0% of total admissions, compared to 5.8% in the prior year period. Our provision for doubtful accounts decreased as a result of lower self-pay revenues during the six months ended June 30, 2014. Self-pay revenues before the provision for bad debts decreased over the same period last year as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the six months ended June 30, 2014 was $180.3 million, or 48.1% of revenues, compared to $168.2 million, or 46.7% of revenues, in the prior year period. The increase in salaries and benefits as a percentage of revenues is due primarily to the reinstatement of the 401K match, higher benefit costs and increased stock based compensation expense. Non-cash stock-based compensation expense was $3.3 million and $0.5 million, for the six months ended June 30, 2014 and 2013, respectively. In connection with the increased non-cash stock-based compensation, due to the previously mentioned equity restructuring by our Parent, the Company made a cash payment of $1.8 million during the three months ended June 30, 2014, that is also included in salaries and benefits expense. After adjusting for the current period expense related to the equity awards issued by our Parent in connection with its equity restructuring, salaries and benefits were approximately 46.9% of revenues, compared to 46.7% of revenues in the prior year period.

Supplies. As a percentage of revenues, supplies expense remained flat for the six months ended June 30, 2014 compared to the prior year period.

Other operating expenses. Other operating expenses include, among other things, contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization. Our other operating expenses increased $5.4 million during the six months ended June 30, 2014, compared to the prior year period. The increase was primarily due to higher utilization of contract and professional services related to the implementation of new service lines and hospitalist programs at certain of our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the six months ended June 30, 2014, we recognized $4.3 million of incentive reimbursements income, or an increase of $4.0 million over the comparable six months ended June 30, 2013.

Income taxes. Our effective tax rate from continuing operations was approximately 16.8% for the six months ended June 30, 2014 compared to 33.3% for the same prior year period. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the six months ended June 30, 2013 and 2014, are as follows (in millions).

	Six Months Ended June 30,
	2013	2014
Cash provided by operating activities	$6.0	$8.8
Cash (used in) provided by investing activities	(15.4)	0.8
Cash used in financing activities	(3.3)	(10.3)

Operating Activities

Cash provided by operating activities increased by $2.8 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Net changes in operating assets and liabilities, excluding the impact of divestitures, negatively impacted operating cash flows by $55.3 million during the six months ended June 30, 2013 compared to a negative impact of $45.4 million during the six months ended June 30, 2014. Cash flows from operating activities were impacted by the interest payments of $25.5 million for both six month periods ended June 30, 2013 and 2014.

At June 30, 2014, we had working capital of $45.0 million, including cash and cash equivalents of $25.7 million. At December 31, 2013, our working capital excluding assets and liabilities held for sale was $33.2 million, including cash and cash equivalents of $26.4 million.

Investing Activities

Cash used in investing activities was $15.4 million for the six months ended June 30, 2013 compared to cash provided by investing activities of $0.8 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we received $11.2 million in proceeds from the sale of one of our hospitals.

Financing Activities

Cash used in financing activities was $3.3 million for the six months ended June 30, 2013, compared to $10.3 million for the six months ended June 30, 2014. Cash used in financing activities includes approximately $7.5 million of payments made on our capital lease obligations along with approximately $2.0 million of payments of refinancing costs and fees, a portion of which related to the ABL Amendment during the six months ended June 30, 2014.

As of June 30, 2014, our outstanding debt was $551.3 million, and we had $64.9 million of borrowing capacity under the 2010 Revolving Facility, net of outstanding letters of credit.

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

We anticipate that, to the extent additional liquidity is necessary to fund our operations or capital expenditures, it would be funded through borrowings under our 2010 Revolving Facility, the incurrence of other indebtedness, additional note issuances or a combination of these potential sources of liquidity. We finalized the ABL Amendment and extension of the 2010 Revolving Facility during the three months ended June 30, 2014. We may not be able to complete future refinancings or obtain other additional liquidity when needed on terms acceptable to us.

We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may draw upon cash on hand, amounts available under our revolving credit facility, divest certain assets within our portfolio or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary, to fund potential acquisitions, fund capital projects or for other corporate purposes. We may be unable to raise additional equity proceeds from the investment funds affiliated with GTCR Golder Rauner II, L.L.C. (collectively, with GTCR Golder Rauner, L.L.C. and certain other affiliated entities, “GTCR”), which are our principal investors, or other investors should we need to obtain cash for any of these purposes. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

Debt Covenants

The indenture governing the 9 1⁄4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2013 and June 30, 2014, we were in compliance with debt covenants that were subject to testing at such dates.

Obligations and Commitments

Except with respect to the asset purchase and note repayment described in the following paragraph, during the six months ended June 30, 2014, there were no material changes in our contractual obligations as presented in our 2013 Annual Report on Form 10-K.

In July 2014, we exercised a purchase option for approximately $39.4 million, excluding other costs and fees, to acquire certain tangible assets of Muskogee Community Hospital (“MCH”) that were subject to a capital lease. Additionally, in July 2014, we repaid the outstanding principal balance for the promissory note previously issued in connection with our July 2012 acquisition of accounts receivable, supplies, inventory, goodwill and other intangible assets related to MCH. We used $5.3 million in available cash and cash equivalents, including utilizing $35.0 million in availability from its 2010 Revolving Facility, to fund the purchase and repayment. As of June 30, 2014, we included the $38.9 million capital lease liability and the $1.7 million note payable, in the current portion of long-term debt on the accompanying condensed consolidated balance sheets. After giving effect to our July 2014 utilization of $35.0 million in availability under the 2010 Revolving Facility, our outstanding debt would have been approximately $545.6 million and we would have had $29.9 million of borrowing capacity under the 2010 Revolving Facility, net of outstanding letters of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2014, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1⁄4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.1	Amendment No. 3 to Loan and Security Agreement, dated as of June 3, 2014, by and among Capella Healthcare, Inc., the borrowing subsidiaries signatory thereto, the guarantying subsidiaries signatory thereto, the lenders party thereto and Bank of America, N.A. as agent for the lenders (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on June 9, 2014, File No. 333-175188)**

10.2	The Capella Holdings, Inc. 2014 Stock Option Plan (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on April 23, 2014, File No. 333-175188)

10.3	Form of Option Agreement (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on April 23, 2014, File No. 333-175188)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.
**	An application for confidential treatment for selected portions of this document has been submitted to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Denise W. Warren
Denise W. Warren
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 7, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1⁄4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.1	Amendment No. 3 to Loan and Security Agreement, dated as of June 3, 2014, by and among Capella Healthcare, Inc., the borrowing subsidiaries signatory thereto, the guarantying subsidiaries signatory thereto, the lenders party thereto and Bank of America, N.A. as agent for the lenders (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on June 9, 2014, File No. 333-175188)**

10.2	The Capella Holdings, Inc. 2014 Stock Option Plan (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on April 23, 2014, File No. 333-175188)

10.3	Form of Option Agreement (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on April 23, 2014, File No. 333-175188)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.
**	An application for confidential treatment for selected portions of this document has been submitted to the Securities and Exchange Commission.