Form 10-Q
period 2014-09-30
Capella Healthcare, Inc.
filed 2014-10-31
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 31, 2014, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31, 2013(a)	September 30, 2014
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26.4	$0.5
Accounts receivable, net of allowance for doubtful accounts of $105.5 and $89.9 at December 31, 2013 and September 30, 2014, respectively	126.3	129.5
Inventories	24.3	24.9
Prepaid expenses and other current assets	11.6	11.2
Deferred tax assets	2.5	0.2
Assets held for sale	13.1	—

Total current assets	204.2	166.3
Property and equipment, net	456.1	440.8
Goodwill	133.6	133.7
Intangible assets, net	13.2	12.6
Other assets, net	23.7	24.4

Total assets	$830.8	$777.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$28.5	$32.6
Salaries and benefits payable	23.8	25.5
Accrued interest	23.3	11.7
Other accrued liabilities	32.7	19.8
Capital leases and long-term debt, current portion	49.6	3.6
Revolving line of credit	—	21.0
Liabilities held for sale	1.9	—

Total current liabilities	159.8	114.2
Capital leases and long-term debt, net of current portion	507.8	506.4
Deferred income taxes	17.3	17.4
Other liabilities	28.4	30.8
Redeemable non-controlling interests	21.4	19.9
Due to Parent	210.9	213.6
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	—	—
Retained deficit	(114.8)	(124.5)

Total stockholder’s deficit	(114.8)	(124.5)

Total liabilities and stockholder’s deficit	$830.8	$777.8

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues before provision for bad debts	$210.1	$216.7	$618.6	$630.8
Provision for bad debts	(25.3)	(21.6)	(73.6)	(61.0)

Revenues	184.8	195.1	545.0	569.8
Salaries and benefits	84.7	88.9	252.9	269.2
Supplies	31.5	33.4	91.1	95.4
Other operating expenses	47.4	48.4	138.6	145.0
Other income	(5.2)	(5.6)	(5.5)	(9.9)
Management fees	—	—	0.1	0.1
Interest, net	13.7	13.2	41.0	40.8
Depreciation and amortization	11.9	10.7	33.2	33.2

Income (loss) from continuing operations before income taxes	0.8	6.1	(6.4)	(4.0)
Income taxes	0.8	1.1	3.2	2.8

Income (loss) from continuing operations	—	5.0	(9.6)	(6.8)
Loss from discontinued operations, net of tax	(5.0)	(0.4)	(7.8)	(3.1)

Net income (loss)	(5.0)	4.6	(17.4)	(9.9)
Less: Net income (loss) attributable to non-controlling interests	0.1	(0.1)	(0.2)	(0.2)

Net income (loss) attributable to Capella Healthcare, Inc.	$(5.1)	$4.7	$(17.2)	$(9.7)

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Nine Months Ended September 30, 2014

(In millions, except share amounts)

			Total Retained Deficit	Stockholder’s Deficit
	Common Stock
	Shares	Amount
Balance at December 31, 2013(a)	100	$—	$(114.8)	$(114.8)
Net loss attributable to Capella Healthcare, Inc. (unaudited)	—	—	(9.7)	(9.7)

Balance at September 30, 2014 (unaudited)	100	$—	$(124.5)	$(124.5)

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2013	2014
Operating activities:
Net loss	$(17.4)	$(9.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	7.8	3.1
Depreciation and amortization	33.2	33.2
Amortization of loan costs and debt discount	3.0	2.9
Provision for bad debts	73.6	61.0
Deferred income taxes	2.4	2.4
Stock-based compensation	0.6	3.7
Changes in operating assets and liabilities, net of divestitures	(93.3)	(79.7)

Net cash provided by operating activities – continuing operations	9.9	16.7
Net cash used in operating activities – discontinued operations	(2.9)	(3.2)

Net cash provided by operating activities	7.0	13.5

Investing activities:
Purchases of property and equipment, net	(21.5)	(17.6)
Proceeds from disposition of healthcare business	1.6	11.2
Other investing activities	—	(0.6)

Net cash used in investing activities	(19.9)	(7.0)

Financing activities:
Payments on capital leases and other obligations	(6.2)	(49.0)
Borrowings from revolving credit facility	—	35.0
Repayments of revolving credit facility	—	(14.0)
Payments of financing costs and fees	—	(2.1)
Advances to Parent	—	(1.0)
Distributions to non-controlling interests	(0.8)	(1.4)
Sale (repurchase) of non-controlling interests	(0.2)	0.1

Net cash used in financing activities	(7.2)	(32.4)

Net decrease in cash and cash equivalents	(20.1)	(25.9)
Cash and cash equivalents at beginning of period	33.3	26.4

Cash and cash equivalents at end of period	$13.2	$0.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$50.0	$49.4

Cash paid for taxes	$1.5	$0.9

Supplemental disclosure of non-cash information:
Capital lease obligations recorded	$14.5	$—

See accompanying notes

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

1.    ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capella Healthcare, Inc., a Delaware corporation (the “Company”), is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States. At September 30, 2014, as part of continuing operations, the Company operated 11 general acute care hospitals, with a total of 1,496 licensed beds, and related ancillary healthcare facilities. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed.

Recent Developments

During April 2014, the Parent completed an equity restructuring that included the conversion of $206.7 million preferred stock outstanding to a net 686.3 million shares of the Parent’s common stock and the forgiveness of $140.1 million of previously accrued dividends accreted as of March 31, 2014. See Note 11. Stock-Based Compensation, for additional information surrounding the issuance of stock-based awards by the Parent to the Company’s employees during the nine months ended September 30, 2014.

In June 2014, the Company and certain of its subsidiaries amended (the “ABL Amendment”) the terms of the Company’s senior secured asset-based loan agreement, consisting of a $100 million revolving credit facility previously maturing in December 2014 (the “2010 Revolving Facility”). The ABL Amendment extended the maturity date of the 2010 Revolving Facility to the earlier of June 3, 2019 or April 1, 2017, if, as of such date, the Company’s 9 1⁄4% senior unsecured notes due 2017 (the “9 1⁄4% Notes”) have not been repaid or refinanced on terms satisfactory to Bank of America, N.A. The Company believes that the ABL Amendment generally allows for greater operational flexibility on more favorable terms. See Note 9. Debt Obligations, 2010 Revolving Credit Facility and Amendment, for additional information.

During July 2014, the Company exercised a purchase option for approximately $39.4 million, excluding other costs and fees, to acquire certain tangible assets of Muskogee Community Hospital (“MCH”) that were subject to a capital lease. Additionally, in July 2014, the Company repaid the outstanding principal balance for the promissory note previously issued in connection with the Company’s July 2012 acquisition of accounts receivable, supplies, inventory, goodwill and other intangible assets related to MCH. The Company used $5.3 million in available cash and cash equivalents and $35.0 million in availability from its 2010 Revolving Facility to fund the purchase and repayment. Since July 2014, the Company has repaid $14.0 million on the 2010 Revolving Facility to reduce the outstanding balance due under the 2010 Revolving Facility to $21.0 million at September 30, 2014.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Recently Issued Accounting Pronouncement

Accounting Standards Update No. 2014-9

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

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years. Early adoption is not permitted.

Accounting Standards Update No. 2014-8

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”). Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted.

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

2.    GENERAL AND ADMINISTRATIVE COSTS

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $15.7 million and $21.2 million for the nine months ended September 30, 2013 and 2014, respectively. Stock-based compensation expense is included in salaries and benefits in the accompanying consolidated statements of operations and within the aforementioned general and administrative costs. During the nine months ended September 30, 2013 and 2014, the Company incurred non-cash stock-

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

based compensation expense of $0.6 million and $3.7 million, respectively. Business development and refinancing related costs, also included within the aforementioned general and administrative costs, included in other operating expenses on the condensed consolidated statements of operations, were $2.7 million and $1.4 million for the nine months ended September 30, 2013 and 2014, respectively.

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

The carrying amounts of the Company’s short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are reflected in the accompanying condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases, the 2010 Revolving Facility and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The carrying amount of the 9 1⁄4% Notes was $500.0 million at September 30, 2014, as disclosed in Note 9, Debt Obligations. The estimated fair value of the 9 1⁄4% Notes at September 30, 2014 was approximately $515.0 million, based upon quoted average bid and ask prices that are categorized as Level 2 within the fair value hierarchy.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

The following table sets forth the percentages of revenues before the provision for bad debts by payor for the three and nine months ended September 30, 2013 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Medicare(1)	38.0%	37.4%	38.5%	39.6%
Medicaid(1)	14.2	18.4	14.4	18.0
Managed Care and other(2)	35.7	33.2	35.7	33.5
Self-Pay	12.1	11.0	11.4	8.9

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenues received under managed Medicare or managed Medicaid programs.
(2)	Includes the health insurance exchanges, beginning with the first quarter of 2014.

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements payable by the Company as of December 31, 2013 totaled $5.7 million compared to $0.5 million as of September 30, 2014, and are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three and nine months ended September 30, 2013, the net adjustments to estimated cost report settlements resulted in an increase to revenues of $0.6 million. For the three and nine months ended September 30, 2014, the net adjustments to estimated cost report settlements resulted in an increase to revenues of $0.8 million and $2.7 million, respectively. The Company believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

Medicare Settlement of Pending Appeals

In August 2014, in response to concerns that the “two midnight rule” has caused a growth in claim appeals, the Centers for Medicare and Medicaid Services (“CMS”) announced that it is now offering to settle pending appeals in exchange for timely partial payment in an amount equal to 68% of the net allowable amount of all eligible claims. CMS has encouraged hospitals with inpatient status claims currently in the appeals process (or within the timeframe to request an appeal) to make use of this administrative agreement mechanism to reduce the administrative burden of current appeals on both the hospital and Medicare systems. CMS has further advised that the agreement only applies to eligible claims from eligible providers, and specifies that “eligible claims” are those denied by a Medicare contractor on the basis that services may have been reasonable and necessary but treatment on an inpatient basis was not, that are either under appeal or within their administrative timeframe to request an appeal review, with dates of admissions prior to October 1, 2013, and where the claim was not paid under Medicare Part B. Hospitals have until October 31, 2014 to participate in the settlement, but may request an extension, if needed. CMS has advised that it will pay hospitals within 60 days of validating the eligible claims. As of September 30, 2014, the Company has elected to participate in the settlement and has recognized $1.2 million in revenues in the accompanying condensed consolidated statement of operations related to the eligible claims. For more information about the “two midnight rule” and the settlement process described above, please see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report on Form 10Q.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

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

Additions to the allowance for doubtful accounts are made by means of the provision for bad debts. Accounts written off as uncollectible are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The amount of the provision for bad debts is based upon management’s assessment of historical and expected net collections, business and economic conditions and other collection indicators. The provision for bad debts and the allowance for doubtful accounts relate primarily to “uninsured” amounts (including copayment and deductible amounts from patients who have healthcare coverage) due directly from patients. Accounts are written off when all reasonable internal and external collection efforts have been performed. The Company considers the return of an account from the primary external collection agency to be the culmination of its reasonable collection efforts and the timing basis for writing off the account balance. Accounts written off are based upon specific identification and the write-off process requires a write-off adjustment entry to the patient accounting system. Management relies on the results of detailed reviews of historical write-offs and recoveries (the hindsight analysis) as one source of information to utilize in estimating the collectability of the Company’s accounts receivable. The Company performs the hindsight analysis on a quarterly basis for all hospitals, generally utilizing rolling twelve-month accounts receivable collection, write-off, and recovery data. The Company supplements its hindsight analysis with other analytical tools, including, but not limited to, revenue days in accounts receivable, historical cash collections experience and revenue trends by payor classification. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect the Company’s collection of accounts receivable, cash flows and results of operations.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Beginning Balance at January 1, 2014	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balance at End of Period
Nine months ended September 30, 2014	$105.5	$61.0	$(76.6)	$89.9

The allowance for doubtful accounts was $105.5 million and $89.9 million as of December 31, 2013 and September 30, 2014, respectively. These balances as a percentage of accounts receivable net of contractual adjustments were 45.5% and 41.0% as of December 31, 2013 and September 30, 2014, respectively. The decrease in allowance for doubtful accounts is related to the decrease in uninsured patient revenues during the nine months ended September 30, 2014, compared to the year ended December 31, 2013.

5.    DISCONTINUED OPERATIONS

During the nine months ended September 30, 2014, the Company completed the sale of Grandview Medical Center (“Grandview”). The Company has presented Grandview’s operating results and cash flows as discontinued operations in the accompanying condensed consolidated financial statements.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Revenues before the provision for bad debts and the loss reported in discontinued operations for the Company’s discontinued operations for the three and nine months ended September 30, 2013 and 2014, are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Revenues before the provision for bad debts from discontinued operations	$8.1	$—	$24.2	$4.6

Loss from discontinued operations
Net loss from sale of healthcare business	(2.3)	—	(2.3)	(1.6)
Estimated loss from impairment of goodwill related to healthcare businesses	(1.8)	—	(1.8)	—
Loss from operations	(0.9)	(0.4)	(3.7)	(1.5)

Loss from discontinued operations, net of tax	$(5.0)	$(0.4)	$(7.8)	$(3.1)

The Company had previously recognized a $1.8 million loss on impairment for Grandview’s goodwill during the three months ended September 30, 2013.

6.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever there are indications that a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of October 1, 2013 and did not incur an impairment charge. The Company’s goodwill balance was $133.6 million and $133.7 million at December 31, 2013 and September 30, 2014, respectively.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. During the nine months ended September 30, 2014, the Company recorded additional deferred loan costs of $1.4 million related to the ABL Amendment. See Note 9. Debt Obligations, 2010 Revolving Credit Facility and Amendment, for additional information. Net deferred loan costs of $0.1 million were written off to interest expense as part of the transaction costs associated with the ABL Amendment. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees, and were evaluated in accordance with accounting guidance related to modifications or exchanges of revolving debt arrangements. Net deferred loan costs are $8.3 million and $7.3 million, net of accumulated amortization of $13.3 million and $11.5 million at December 31, 2013 and September 30, 2014, respectively, and are included in other assets on the accompanying condensed consolidated balance sheets. The Company amortizes the deferred loan costs to interest expense over the life of the respective debt instrument.

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

The Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

physician contract, which is typically four years. The Company’s physician income guarantee intangible assets were $13.8 million ($8.5 million, net) and $13.7 million ($8.3 million, net) at December 31, 2013 and September 30, 2014, respectively. The Company committed to advance a maximum amount of approximately $4.5 million at September 30, 2014. As of December 31, 2013 and September 30, 2014, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $2.8 million and $1.6 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

7.    INCOME TAXES

The Company’s income tax expense was $2.8 million on losses from continuing operations of $4.0 million, for an effective income tax rate of 70.0% during the nine months ended September 30, 2014. The Company’s income tax expense was $3.2 million on losses from continuing operations of $6.4 million, for an effective income tax rate of 50.0% during the nine months ended September 30, 2013. Due to the Company’s valuation allowance, the effective tax rate bears no relationship to pre-tax income.

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

9.    DEBT OBLIGATIONS

The following table presents a summary of the Company’s debt obligations at December 31, 2013 and September 30, 2014 (in millions):

	December 31, 2013	September 30, 2014
9 1⁄4% Notes	$500.0	$500.0
Unamortized discount on 9 1⁄4% Notes	(3.2)	(2.5)

Total 9 1⁄4% Notes	496.8	497.5
2010 Revolving Facility	—	21.0
Capital lease obligations	55.5	12.5
Other	5.1	—

Total debt obligations	557.4	531.0
Less current maturities	49.6	24.6

Capital leases and long-term debt, net of current portion	$507.8	$506.4

9 1/4% Senior Unsecured Notes

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

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

Subsequent to the ABL Amendment, the applicable margin in effect for borrowings under the 2010 Revolving Facility was reduced from 2.00% to 0.50% with respect to base rate borrowings and from 3.00% to 1.50% with respect to LIBOR borrowings, or reduced from a maximum of 2.50% to 1.00% with respect to base rate borrowings and reduced from a maximum of 3.50% to 2.00% for LIBOR borrowings, subject to the Company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. Subsequent to the ABL Amendment, based on the average facility usage for the most recently ended calendar month, the commitment fee was reduced from a range of 0.50% 0.75% to a range of 0.25% to 0.375% per annum. See Note 6. Goodwill and Intangible Assets, Deferred Loan Costs, for additional disclosures about the expenditures incurred related to the ABL Amendment.

At September 30, 2014, the Company had a $21.0 million outstanding balance due under the 2010 Revolving Facility. At September 30, 2014, the Company had availability under the 2010 Revolving Facility of $51.5 million, net of a $21.0 million outstanding balance due and $5.7 million outstanding letters of credit. The outstanding letters of credit are primarily used as collateral under the Company’s workers’ compensation programs.

MCH Capital Lease and Promissory Note

During July 2014, the Company exercised a purchase option for approximately $39.4 million, excluding other costs and fees, to acquire certain tangible assets of MCH that were subject to a capital lease. Additionally, in July 2014, the Company repaid the outstanding principal balance for the promissory note previously issued in connection with the Company’s July 2012 acquisition of accounts receivable, supplies, inventory, goodwill and other intangible assets related to MCH. The Company used $5.3 million in available cash and cash equivalents and $35.0 million in availability from its 2010 Revolving Facility to fund the purchase and repayment. Since July 2014, the Company has repaid $14.0 million on the 2010 Revolving Facility to reduce the outstanding balance due under the 2010 Revolving Facility to $21.0 million at September 30, 2014.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

At September 30, 2014, the Company was in compliance with the debt covenants for both the 9 1⁄4% Notes and the 2010 Revolving Facility that were subject to testing at that date.

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

The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company as of December 31, 2013 and September 30, 2014 and for the three and nine months ended September 30, 2013 and 2014:

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

September 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$0.4	$0.1	$—	$0.5
Accounts receivable, net	—	79.6	49.9	—	129.5
Inventories	—	14.8	10.1	—	24.9
Prepaid expenses and other current assets	2.0	6.0	3.2	—	11.2
Deferred tax assets	0.2	—	—	—	0.2

Total current assets	2.2	100.8	63.3	—	166.3
Property and equipment, net	1.6	290.4	148.8	—	440.8
Goodwill	133.7	—	—	—	133.7
Intangible assets, net	—	8.5	4.1	—	12.6
Investments in subsidiaries	(0.7)	—	—	0.7	—
Other assets, net	23.5	0.8	0.1	—	24.4

	$160.3	$400.5	$216.3	$0.7	$777.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.3	$19.9	$12.4	$—	$32.6
Salaries and benefits payable	3.2	13.7	8.6	—	25.5
Accrued interest	11.7	—	—	—	11.7
Other accrued liabilities	9.0	4.2	6.6	—	19.8
Current portion of long-term debt	—	2.3	1.3	—	3.6
Line of credit payable	21.0	—	—	—	21.0

Total current liabilities	45.2	40.1	28.9	—	114.2
Long-term debt	—	365.2	141.2	—	506.4
Deferred income taxes	17.4	—	—	—	17.4
Other liabilities	31.1	0.4	(0.7)	—	30.8
Redeemable non-controlling interests	—	—	19.9	—	19.9
Due to parent	191.1	44.1	(21.6)	—	213.6
Total stockholder’s deficit	(124.5)	(49.3)	48.6	0.7	(124.5)

	$160.3	$400.5	$216.3	$0.7	$777.8

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended September 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$122.6	$87.5	$—	$210.1
Provision for bad debts	—	(14.4)	(10.9)	—	(25.3)

Revenues	—	108.2	76.6	—	184.8
Salaries and benefits	3.2	50.0	31.5	—	84.7
Supplies	—	16.5	15.0	—	31.5
Other operating expenses	1.3	27.7	18.4	—	47.4
Other Income	—	(4.5)	(0.7)	—	(5.2)
Equity in (earnings) losses of affiliates	1.9	—	—	(1.9)	—
Management fees	(5.3)	3.4	1.9	—	—
Interest, net	1.4	9.0	3.3	—	13.7
Depreciation and amortization	2.0	6.4	3.5	—	11.9

Income (loss) from continuing operations before income taxes	(4.5)	(0.3)	3.7	1.9	0.8
Income taxes	0.6	0.1	0.1	—	0.8

Loss from continuing operations	(5.1)	(0.4)	3.6	1.9	—
Loss from discontinued operations, net of tax	—	(5.7)	0.7	—	(5.0)

Net loss	(5.1)	(6.1)	4.3	1.9	(5.0)
Less: Net income attributable to non-controlling interests	—	—	0.1	—	0.1

Net loss attributable to Capella Healthcare, Inc.	$(5.1)	$(6.1)	$4.2	$1.9	$(5.1)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended September 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$132.0	$84.7	$—	$216.7
Provision for bad debts	—	(12.4)	(9.2)	—	(21.6)

Revenues	—	119.6	75.5	—	195.1
Salaries and benefits	3.8	52.4	32.7	—	88.9
Supplies	—	18.4	15.0	—	33.4
Other operating expenses	1.3	28.6	18.5	—	48.4
Other income	—	(3.4)	(2.2)	—	(5.6)
Equity in (earnings) losses of affiliates	(8.7)	—	—	8.7	—
Management fees	(4.5)	2.8	1.7	—	—
Interest, net	1.7	8.3	3.2	—	13.2
Depreciation and amortization	0.8	6.2	3.7	—	10.7

Income from continuing operations before income taxes	5.6	6.3	2.9	(8.7)	6.1
Income taxes	0.9	0.1	0.1	—	1.1

Income from continuing operations	4.7	6.2	2.8	(8.7)	5.0
Loss from discontinued operations, net of tax	—	(0.4)	—	—	(0.4)

Net income	4.7	5.8	2.8	(8.7)	4.6
Less: Net loss attributable to non-controlling interests	—	—	(0.1)	—	(0.1)

Net income attributable to Capella Healthcare, Inc.	$4.7	$5.8	$2.9	$(8.7)	$4.7

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Nine Months Ended September 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$363.8	$254.8	$—	$618.6
Provision for bad debts	—	(39.7)	(33.9)	—	(73.6)

Revenues	—	324.1	220.9	—	545.0
Salaries and benefits	9.8	148.4	94.7	—	252.9
Supplies	—	47.9	43.2	—	91.1
Other operating expenses	5.9	79.5	53.2	—	138.6
Other income	—	(4.9)	(0.6)	—	(5.5)
Equity in (earnings) losses of affiliates	7.4	—	—	(7.4)	—
Management fees	(15.7)	10.2	5.6	—	0.1
Interest, net	3.8	27.2	10.0	—	41.0
Depreciation and amortization	4.0	18.8	10.4	—	33.2

Loss from continuing operations before income taxes	(15.2)	(3.0)	4.4	7.4	(6.4)
Income taxes	2.0	0.4	0.8	—	3.2

Loss from continuing operations	(17.2)	(3.4)	3.6	7.4	(9.6)
Loss from discontinued operations, net of tax	—	(8.6)	(0.8)	—	(7.8)

Net loss	(17.2)	(12.0)	4.4	7.4	(17.4)
Less: Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)

Net loss attributable to Capella Healthcare, Inc.	$(17.2)	$(12.0)	$4.6	$7.4	$(17.2)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Nine Months Ended September 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$381.2	$249.6	$—	$630.8
Provision for bad debts	—	(34.3)	(26.7)	—	(61.0)

Revenues	—	346.9	222.9	—	569.8
Salaries and benefits	16.5	156.5	96.2	—	269.2
Supplies	—	51.9	43.5	—	95.4
Other operating expenses	4.7	84.1	56.2	—	145.0
Other income	—	(4.8)	(5.1)	—	(9.9)
Equity in (earnings) losses of affiliates	(6.4)	—	—	6.4	—
Management fees	(13.5)	8.6	5.0	—	0.1
Interest, net	5.3	25.9	9.6	—	40.8
Depreciation and amortization	0.9	20.7	11.6	—	33.2

Loss from continuing operations before income taxes	(7.5)	4.0	5.9	(6.4)	(4.0)
Income taxes	2.2	0.2	0.4	—	2.8

Loss from continuing operations	(9.7)	3.8	5.5	(6.4)	(6.8)
Loss from discontinued operations, net of tax	—	(3.0)	(0.1)	—	(3.1)

Net loss	(9.7)	0.8	5.4	(6.4)	(9.9)
Less: Net loss attributable to non-controlling interests	—	—	(0.2)	—	(0.2)

Net loss attributable to Capella Healthcare, Inc.	$(9.7)	$0.8	$5.6	$(6.4)	$(9.7)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Nine Months Ended September 30, 2013

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(17.2)	$(12.0)	$4.4	$7.4	$(17.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of affiliates	7.4	—	—	(7.4)	—
Loss from discontinued operations	—	8.6	(0.8)	—	7.8
Depreciation and amortization	4.0	18.8	10.4	—	33.2
Amortization of loan costs and debt discount	2.3	0.5	0.2	—	3.0
Provision for bad debts	—	39.7	33.9	—	73.6
Deferred income taxes	2.4	—	—	—	2.4
Stock-based compensation	0.6	—	—	—	0.6
Changes in operating assets and liabilities, net of divestitures	(12.3)	(39.9)	(41.1)	—	(93.3)

Net cash provided by operating activities – continuing operations	(12.8)	15.7	7.0	—	9.9
Net cash used in operating activities – discontinued operations	—	(3.7)	0.8	—	(2.9)

Net cash provided by operating activities	(12.8)	12.0	7.8	—	7.0

Investing activities:
Purchase of property and equipment, net	(4.2)	(7.7)	(9.6)	—	(21.5)
Proceeds from disposition of healthcare businesses	—	1.6			1.6

Net cash used in investing activities	(4.2)	(6.1)	(9.6)	—	(19.9)

Financing activities:
Payments on capital leases and other obligations	—	(5.9)	(0.3)	—	(6.2)
Advances from Parent	(2.5)	1.4	1.1	—	—
Distributions to non-controlling interests	—	—	(0.8)	—	(0.8)
Repurchases of non-controlling interests	—	—	(0.2)	—	(0.2)

Net cash used in financing activities	(2.5)	(4.5)	(0.2)	—	(7.2)

Change in cash and cash equivalents	(19.5)	1.4	(2.0)	—	(20.1)
Cash and cash equivalents at beginning of period	39.5	(4.4)	(1.8)	—	33.3

Cash and cash equivalents at end of period	$20.0	$(3.0)	$(3.8)	$—	$13.2

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Nine Months Ended September 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(9.7)	$0.8	$5.4	$(6.4)	$(9.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of affiliates	(6.4)	—	—	6.4	—
Loss from discontinued operations	—	3.0	0.1	—	3.1
Depreciation and amortization	0.9	20.7	11.6	—	33.2
Amortization of loan costs and debt discount	2.2	0.5	0.2	—	2.9
Provision for bad debts	—	34.3	26.7	—	61.0
Deferred income taxes	2.4	—	—	—	2.4
Stock-based compensation	3.7	—	—	—	3.7
Changes in operating assets and liabilities, net of divestitures	(4.4)	(42.2)	(33.1)	—	(79.7)

Net cash provided by operating activities – continuing operations	(11.3)	17.1	10.9	—	16.7
Net cash used in operating activities – discontinued operations	—	(3.1)	(0.1)	—	(3.2)

Net cash provided by operating activities	(11.3)	14.0	10.8	—	13.5

Investing activities:
Purchase of property and equipment, net	(0.8)	(12.5)	(4.3)	—	(17.6)
Proceeds from disposition of healthcare businesses	—	11.2	—	—	11.2
Other investing activities	(0.6)	—	—	—	(0.6)

Net cash provided by investing activities	(1.4)	(1.3)	(4.3)	—	(7.0)

Financing activities:
Payments on capital leases and other obligations	—	(48.1)	(0.9)	—	(49.0)
Borrowings from revolving credit facility	35.0	—	—	—	35.0
Repayments of revolving credit facility	(14.0)	—	—	—	(14.0)
Advances to Parent	(38.1)	39.4	(2.3)	—	(1.0)
Payment of financing costs and fees	(2.1)	—	—	—	(2.1)
Proceeds from sale of non-controlling interest	—	—	0.1	—	0.1
Distributions to non-controlling interests	—	—	(1.4)	—	(1.4)

Net cash used in financing activities	(19.2)	(8.7)	(4.5)	—	(32.4)

Change in cash and cash equivalents	(31.9)	4.0	2.0	—	(25.9)
Cash and cash equivalents at beginning of period	31.9	(3.6)	(1.9)	—	26.4

Cash and cash equivalents at end of period	$—	$0.4	$0.1	$—	$0.5

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

11.  STOCK-BASED COMPENSATION

The Parent issues stock-based awards to the Company’s employees from time to time, including stock options and other stock-based awards in accordance with the Parent’s various board-approved compensation plans. In April 2014, the Parent adopted the 2014 Stock Option Plan (the “2014 Plan”), which effectively replaced the 2006 Stock Option Plan (the “2006 Plan”). During the three and nine months ended September 30, 2013, the Company incurred non-cash stock-based compensation expense of $0.1 million and $0.6 million, respectively. During the three and nine months ended September 30, 2014, the Company incurred non-cash stock-based compensation expense of $0.4 million and $3.7 million, respectively. Stock-based compensation expense is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

Restricted Shares

The Parent’s restricted share awards, granted to certain of the Company’s employees, typically vest over a five year term. As of September 30, 2014, approximately 716,000 restricted share awards issued by the Parent remained unvested. The Company expects approximately 527,000 of the unvested restricted shares to vest. As of September 30, 2014, there was approximately $0.8 million of estimated unrecognized compensation cost related to these outstanding restricted share awards. These costs are expected to be recognized by the Company over approximately 3.2 years.

During the three months ended June 30, 2014, the Parent issued to the Company’s employees approximately 18,203,000 restricted shares, in connection with the Parent’s equity restructuring, as previously described in Note 1. Organization and Basis of Presentation, Recent Developments. The 18,203,000 restricted shares vested immediately and included a cash payment of $1.8 million to partially reimburse employees for tax-related liabilities associated with the award. The Company considered the cash-based incentive payment to be stock-based compensation that is included in salaries and benefits in the accompanying consolidated statements of operations.

Stock Options

The Company records stock-based employee compensation for options granted using a Black-Scholes-Merton model. The following table sets forth the range of assumptions the Company has utilized in the Black-Scholes-Merton model.

Risk-free interest rate	2.14% to 2.31%
Dividend yield	0%
Volatility (annual)	30.0% to 35.0%
Expected option life	6.5 years

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

The 2014 Plan permits the Parent’s board of directors to issue approximately 90.5 million stock options to the Company’s employees. During the nine months ended September 30, 2014, the Parent issued to the Company’s employees 89,838,000 stock options under the 2014 Plan. As of September 30, 2014, approximately 525,000 options have been forfeited and the Parent has the ability to issue approximately 689,000 additional stock based awards under the 2014 Plan. The stock options vest over five years. The Parent’s options outstanding have an exercise price of $0.16 per option. The Black-Sholes-Merton valuation model indicated that the fair value of options granted during the nine months ended September 30, 2014, at $0.06 per option. As of September 30, 2014, no options were vested, and the Company expects approximately 74.5 million options to vest over the life of the awards. As of September 30, 2014, there was approximately $4.1 million of estimated unrecognized compensation cost related to outstanding stock options. These costs are expected to be recognized over approximately 4.6 years.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2014

12.  SUBSEQUENT EVENT

In October 2014, the Company signed an agreement with subsidiaries of Community Health Systems, Inc. (NYSE: CYH) to acquire a controlling ownership interest in Carolina Pines Regional Medical Center (“Carolina Pines”), a 116-bed acute care facility located in Hartsville, South Carolina, and its related outpatient services. The transaction is subject to customary regulatory approvals, and is expected to be completed in the fourth quarter of 2014 or the first quarter of 2015. Carolina Pines will be divested by a subsidiary of Community Health Systems, Inc. to fulfill requirements set by the Federal Trade Commission during the acquisition of Health Management Associates, Inc.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in six states. As of September 30, 2014, as part of continuing operations, we operated 11 acute care hospitals (ten of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,496 licensed beds. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Equity Restructuring

During April 2014, Capella Holdings, Inc. (our “Parent”) completed an equity restructuring that included the conversion of $206.7 million preferred stock outstanding to a net 686.3 million shares of our Parent’s common stock and the forgiveness of $140.1 million of previously accrued dividends accreted as of March 31, 2014. The forgiveness of the previously accrued dividends effectively decreased the leverage of our Parent’s consolidated financial position and increased the value of stock-based awards issued by our Parent to our employees. See Note 11. Stock-Based Compensation, for additional information surrounding the issuance of stock-based awards by our Parent to our employees during the three months ended September 30, 2014.

2010 Revolving Facility Amendment

In June 2014, we amended (the “ABL Amendment”) the terms of our senior secured asset-based loan agreement, consisting of a $100 million revolving credit facility previously maturing in December 2014 (the “2010 Revolving Facility”). The ABL Amendment extended the maturity date of the 2010 Revolving Facility to the earlier of June 3, 2019 or April 1, 2017, if, as of such date, the Company’s 9 1⁄4% senior unsecured notes due 2017 (the “9 1⁄4 % Notes”) have not been repaid or refinanced on terms satisfactory to Bank of America, N.A. We believe that the ABL Amendment generally allows for greater operational flexibility on terms more favorable to us. See Note 9. Debt Obligations, 2010 Revolving Credit Facility and Amendment, for additional information.

MCH Capital Lease and Promissory Note

During July 2014, we exercised a purchase option for approximately $39.4 million, excluding other costs and fees, to acquire certain tangible assets of MCH that were subject to a capital lease. Additionally, in July 2014, we repaid the outstanding principal balance for the promissory note previously issued in connection with our July 2012 acquisition of accounts receivable, supplies, inventory, goodwill and other intangible assets related to MCH. We used $5.3 million in available cash and cash equivalents and $35.0 million in availability from its 2010 Revolving Facility to fund the purchase and repayment. Since July 2014, we have repaid $14.0 million on the 2010 Revolving Facility to reduce the outstanding balance due under the 2010 Revolving Facility to $21.0 million at September 30, 2014.

Pending Hospital Acquisition

In October 2014, we signed an agreement with subsidiaries of Community Health Systems, Inc. (NYSE: CYH) to acquire a controlling ownership interest in Carolina Pines Regional Medical Center (“Carolina Pines”), a 116-bed acute care facility located in Hartsville, South Carolina, and its related outpatient services. The transaction is subject to customary regulatory approvals, and is expected to be completed in the fourth quarter of 2014 or the first quarter of 2015. Carolina Pines will be divested by a subsidiary of Community Health Systems, Inc. to fulfill requirements set by the Federal Trade Commission during the acquisition of Health Management Associates, Inc.

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

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) were signed into law on March 23, 2010 and March 30, 2010, respectively. The Affordable Care Act dramatically altered the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although a majority of the measures contained in the Affordable Care Act either did not take effect until 2014 or do not take effect until later, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective at various times between 2010 and 2013. Additionally, a number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate (which requires employers with 50 or more full-time employees or full-time equivalents to provide affordable health insurance to those employees), the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016. More delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future.

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

Most recently, on July 22, 2014, two federal appeals courts issued conflicting rulings regarding whether financial subsidies can be offered to health plan purchasers through the federally-run health insurance exchanges under the Affordable Care Act. Reversing the U.S. District Court for the District of Columbia’s grant of summary judgment earlier this year, the U.S. Court of Appeals for District of Columbia ruled that the government may not offer subsidies for health insurance purchased on the federally-run exchanges. Conversely, the U.S. Court of Appeals for the Fourth Circuit upheld the subsidies. The unavailability of subsidies for those individuals purchasing insurance through the federally-run health insurance exchanges likely would result in many of those individuals dropping their coverage, thereby increasing the number of uninsured.

It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and delayed implementation, potential legal challenges, and possible defunding, repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act. During the first nine months of 2014, and primarily as a result of the expansion of health insurance coverage, we experienced an increase in revenues from providing care to certain previously uninsured individuals. While we expect this trend to continue, the future impact and timing of such expansion remains difficult to predict, will be gradual and may not offset scheduled decreases in reimbursement.

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009, includes provisions designed to increase the use of computerized physician order entry at hospitals and the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three and nine months ended September 30, 2013, we recognized $5.2 million and $5.5 million, respectively, of other income from continuing operations related to estimated EHR incentive payments. During the three and nine months ended September 30, 2014, we recognized $5.6 million and $9.9 million, respectively, of other income from continuing operations related to estimated EHR incentive payments. We currently estimate that, at a minimum, the total costs incurred to comply will be recovered through this initiative.

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

On August 22, 2014, CMS published the hospital IPPS final rule for FFY 2015, which began on October 1, 2014. Under the final rule, the operating payment rates for inpatient stays in general acute care hospitals paid under the IPPS that successfully participate in the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users are increased by 1.4%. This increase reflects the hospital market basket update of 2.9%, adjusted by -0.5 percentage points for multi-factor productivity and an additional -0.2 percentage points in accordance with the Affordable Care Act. Additionally, the rate is further decreased by 0.8% for a proposed documentation and coding recoupment adjustment required by the ATRA. Those hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update (previously these hospitals received a 2 percentage point reduction). In addition, any hospital that is not a meaningful EHR user will be reduced by one-fourth of the market basket update in FFY 2015, one-half of the market basket update in FFY 2016, and three-fourths of the market basket update in FFY 2017 and later years. With respect to the documentation and coding recoupment adjustment required by the ATRA, CMS made a -0.8 percent recoupment adjustment to the standardized amount in FFY 2014, and has indicated that it expects to make similar adjustments in FFY 2016 and FFY 2017 in order to recoup the entire $11 billion that is required to be recovered by the ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 as a result of the transition to the MS-DRG system that do not reflect real changes in case-mix, and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

In addition to establishing the payment rate update, the IPPS final rule for FFY 2015 also makes a number of other changes to the Medicare program’s IPPS. Among other things, the final rule implements a 1.0% payment decrease required by the Affordable Care Act for those hospitals that rank in the top quartile for the rate of hospital acquired conditions, and updates the measures and financial incentives in Medicare’s hospital value-based purchasing and readmissions reduction programs. The IPPS final rule for FFY 2015 updates the factors used to determine the amount and distribution of Medicare DSH payments to hospitals and establishes the uncompensated care amount which will be distributed to qualifying hospitals in FFY 2015 at $7.65 billion, which is a decrease from the $8.56 billion estimate in the IPPS proposed rule for FFY 2015, which was published on May 15, 2014. This decrease is due to changes in estimates of payments that would otherwise be made for Medicare DSH in FFY 2015 (due to lower projected hospital inpatient spending) and also the change in the percentage of individuals that are uninsured as estimated by the Congressional Budget Office.

The IPPS final rule for FFY 2015 also revises the labor market areas used for the IPPS wage index system based on the most recent core-based statistical area delineations issued by the Office of Management and Budget based on 2010 census data. Under the final rule, in order to mitigate the potentially negative impacts of the new labor market areas, CMS will generally phase in the new wage index over a one year transition period, with the wage index for FFY 2015 being a 50/50 blend of the former wage index and the new wage index. The new wage index will take effect in full in FFY 2016. Overall, CMS estimates that the rate increase, when combined with reductions under the Hospital Readmissions Reduction Program, changes to Medicare DSH payments, the expiration of certain statutory provisions that provided special temporary increases in payments to low-volume and Medicare dependent hospitals, and other changes to IPPS payment policies, will decrease IPPS payments to hospitals by 0.6%, or $756 million, in FFY 2015.

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

On May 15, 2014, in the IPPS proposed rule for FFY 2015, CMS solicited comments regarding the development of an alternative payment methodology under the Medicare program for short inpatient hospital stays. Specifically, CMS is seeking input on how to both define and pay for short inpatient hospital stays. In the IPPS final rule for FFY 2015, CMS indicated it would consider the comments received for purposes of future rulemaking.

In August 2014, in response to concerns that the two midnight rule has caused a growth in claim appeals, CMS announced that is now offering an administrative agreement to any hospital willing to withdraw its pending appeals in exchange for timely partial payment in an amount equal to 68% of the net allowable amount of all eligible claims. CMS has encouraged hospitals with inpatient status claims currently in the appeals process (or within the timeframe to request an appeal) to make use of this administrative agreement mechanism to alleviate the administrative burden of current appeals on both the hospital and Medicare systems. CMS has further advised that the agreement only applies to eligible claims from eligible providers, and specifies that “eligible claims” are those denied by a Medicare contractor on the basis that services may have been reasonable and necessary but treatment on an inpatient basis was not, that are either under appeal or within their administrative timeframe to request an appeal review, with dates of admissions prior to October 1, 2013, and where the claim was not paid under Medicare Part B. Acute care hospitals and critical access hospitals are eligible to submit a settlement request; psychiatric hospitals paid under the Inpatient Psychiatric Facilities Prospective Payment System, inpatient rehabilitation facilities, long-term care hospitals, cancer hospitals and children’s hospitals are not eligible. Hospitals have until October 31, 2014 to participate in the settlement, but may request an extension, if needed. CMS has advised that it will pay hospitals within 60 days of validating the eligible claims. As of September 30, 2014, we have elected to participate in the settlement and have recognized $1.2 million in revenues in the accompanying condensed consolidated statement of operations related to the eligible claims.

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

On January 17, 2013, HHS issued a final rule that, among other things, made final modifications to the HIPAA Privacy, Security, and Enforcement Rules mandated by the HITECH Act; adopted changes to the HIPAA Enforcement Rule to incorporate the increased and tiered civil money penalty structure provided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information that replaces the breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA Privacy Rule as required by the Genetic Information Nondiscrimination Act. The new rules are effective as of March 26, 2013. Our facilities were required to comply with the applicable requirements of the Final HIPAA Rule by September 23, 2013, except that certain existing business associate agreements qualified for an extended compliance date of September 23, 2014. We cannot yet quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

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

Uncompensated Care

Like others in the hospital industry, we continue to experience high levels of uncompensated care, including charity care and bad debts. For the three months ended September 30, 2014, our uncompensated care as a percentage of revenues, which includes the impact of uninsured discounts and charity care, was 17.8%, compared to 23.7% during the same prior year period. During the three months ended September 30, 2014, our uncompensated care as a percentage of revenues decreased primarily as a result of a decrease in self-pay volumes due to healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. For the nine months ended September 30, 2014, our uncompensated care as a percentage of revenues was 17.4%, compared to 23.0% during the same prior year. These reductions partially offset trends our hospitals have experienced in recent years, including increases in self-pay revenues due to a combination of broad economic factors, including high levels of unemployment in many of our markets and increasing numbers of individuals and employers who choose not to purchase insurance or who purchase insurance plans with high deductibles.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable from continuing operations by payor class mix as of December 31, 2013 and September 30, 2014:

December 31, 2013	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.7%	1.0%	1.6%	29.3%
Medicaid(1)	6.7	0.7	0.6	8.0
Managed Care and Other	19.6	1.6	1.2	22.4
Self-Pay(2)	9.5	9.1	21.7	40.3

Total	62.5%	12.4%	25.1%	100.0%

September 30, 2014	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	29.4%	1.2%	1.5%	32.1%
Medicaid(1)	7.0	1.1	1.3	9.4
Managed Care and Other	18.0	2.4	1.9	22.3
Self-Pay(2)	8.8	7.4	20.0	36.2

Total	63.2%	12.1%	24.7%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenues from continuing operations for the three months ended September 30, 2014 increased $10.3 million to $195.1 million, compared to $184.8 million in the same prior year period. Revenues for the nine months ended September 30, 2014 increased $24.8 million to $569.8 million, compared to $545.0 million in the same prior year period.

Beginning in April 2013, the BCA resulted in automatic spending cuts (or “sequestration”) across government programs, including a 2% reduction in Medicare spending. Our revenues were negatively impacted by sequestration by approximately $1.5 million for the three months ended March 31, 2014, however, the impact of sequestration was in effect for both the three and six month periods ended September 30, 2013 and 2014. Revenues for the nine months ended September 30, 2014, were also negatively impacted (approximately $2.9 million) by the “two midnight rule” that went into effect on October 1, 2013.

Admissions and inpatient surgeries decreased 2.7% and 6.9%, respectively, for the three months ended September 30, 2014, compared to the same prior year period. Adjusted admissions, revenue per adjusted admission, outpatient surgery, and emergency room visits increased 2.1%, 3.4% 2.0%, and 5.6%, respectively, for the three months ended September 30, 2014, compared to the same prior year period. In general, we believe our hospital volumes are still being impacted by general economic conditions where we operate along with patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures.

The following table sets forth the percentages of revenues from continuing operations, before the provision for bad debts by payor for the three and nine months ended September 30, 2013 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2013	2014	2013	2014
Medicare(1)	38.0%	37.4%	38.5%	39.6%
Medicaid(1)	14.2	18.4	14.4	18.0
Managed Care and other(2)	35.7	33.2	35.7	33.5
Self-Pay	12.1	11.0	11.4	8.9

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenues received under managed Medicare or managed Medicaid programs.
(2)	Includes the health insurance exchanges, beginning with the first quarter of 2014.

Revenue per adjusted admission increased 3.4% and 5.0% for the three and nine months ended September 30, 2014, respectively, compared to the same prior year periods. The increase in revenue per adjusted admission for the three and nine months ended September 30, 2014, is partially due to increases in acuity as evidenced by a 2.0% and 6.0% increase, respectively, in our Medicare case mix index. In addition, increases in our managed care pricing also contributed to our increase in revenue.

See “Item 1. Business – Sources of Revenue” and “Item 1. Business – Government Regulation and Other Factors”, included in the 2013 Annual Report on Form 10-K, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discuss the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Affordable Care Act is also addressed in the 2013 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

The following table presents summaries of results from continuing operations for the three and nine months ended September 30, 2013 and 2014, respectively. Dollar amounts below are in millions.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2014		Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Revenues before provision for bad debts	$210.1	113.7%	$216.7	111.1%	$618.6	113.5%	$630.8	110.7%
Provision for bad debts	(25.3)	(13.7)	(21.6)	(11.1)	(73.6)	(13.5)	(61.0)	(10.7)

Revenues	184.8	100.0	195.1	100.0	545.0	100.0	569.8	100.0
Salaries and benefits	84.7	45.8	88.9	45.6	252.9	46.4	269.2	47.2
Supplies	31.5	17.0	33.4	17.1	91.1	16.7	95.4	16.7
Other operating expenses	47.4	25.6	48.4	24.8	138.6	25.4	145.0	25.4
Other income	(5.2)	(2.8)	(5.6)	(2.9)	(5.5)	(1.0)	(9.9)	(1.7)
Management fees	—	—	—	—	0.1	—	0.1	—
Interest, net	13.7	7.4	13.2	6.8	41.0	7.5	40.8	7.2
Depreciation and amortization	11.9	6.4	10.7	5.5	33.2	6.1	33.2	5.8

Income (loss) from continuing operations before income taxes	0.8	0.4	6.1	3.1	(6.4)	(1.2)	(4.0)	(0.7)
Income taxes	0.8	0.4	1.1	0.6	3.2	0.6	2.8	0.5

Income (loss) from continuing operations	—	—	5.0	2.6	(9.6)	(1.8)	(6.8)	(1.2)
Loss from discontinued operations, net of taxes	(5.0)	(2.7)	(0.4)	(0.2)	(7.8)	(1.4)	(3.1)	(0.5)

Net income (loss)	$(5.0)	(2.7)	$4.6	2.4	$(17.4)	(3.2)	$(9.9)	(1.7)

Less: Net income (loss) attributable to non-controlling interests	0.1	0.1	(0.1)	(0.1)	(0.2)	—	(0.2)	—

Net income (loss) attributable to Capella Healthcare, Inc.	$(5.1)	(2.8)%	$4.7	2.4%	$(17.2)	(3.2)%	$(9.7)	(1.7)%

Selected Operating Data

The following table sets forth certain unaudited operating data and excludes all discontinued operations for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Continuing operations:
Admissions(1)	10,643	10,356	32,096	31,083
Adjusted admissions(2)	22,961	23,434	68,476	68,184
Revenue per adjusted admission	$8,053	$8,325	$7,961	$8,357
Inpatient surgeries	2,490	2,319	7,243	6,781
Outpatient surgeries(3)	5,683	5,794	17,129	16,898
Emergency room visits(4)	55,669	58,814	166,219	169,040

(1)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.

(2)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(3)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(4)	Represents the total number of hospital-based emergency room visits.

Three Months Ended September 30, 2014 Compared to September 30, 2013

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenues. Revenues for the three months ended September 30, 2014 was $195.1 million, an increase of $10.3 million, or 5.5%, over the prior year period. The increase in revenues was due to increases in adjusted admissions of 2.1%, emergency room visits of 5.6% and overall acuity combined with an improved payor mix. As previously discussed, revenues were negatively impacted by the two midnight rule. We estimated that the two midnight rule had a negative impact on revenues of approximately $0.8 million, compared to the prior year period.

Our provision for bad debts was down $3.7 million, or 14.6%, compared to the prior year period. We continue to experience relatively high levels of uncompensated care and emergency room self-pay volumes although they have abated somewhat in the current year. Self-pay admissions were 4.5% of total admissions, compared to 6.6% in the prior year period. Our provision for doubtful accounts decreased as a result of lower self-pay revenues during the three months ended September 30, 2014. Self-pay revenues before the provision for bad debts decreased from 12.1% for the three months ended September 30, 2013, to 11.0% in the current period as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the three months ended September 30, 2014 was $88.9 million, or 45.6% of revenues, compared to $84.7 million, or 45.8% of revenues, in the prior year period. Non-cash stock-based compensation expense was $0.4 million and $0.1 million, for the three months ended September 30, 2014 and 2013, respectively.

Supplies. Supplies expense was $33.4 million or 17.1% compared to $31.5 million or 17.0% of revenues, in the prior period.

Other operating expenses. Other operating expenses include, among other things, contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization. Our other operating expenses increased $1.0 million during the three months ended September 30, 2014, compared to the prior year period. This increase was primarily due to higher utilization of contract and professional services related to the implementation of new service lines at certain of our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the three months ended September 30, 2014, EHR incentive income increased by $0.4 million.

Income taxes. Our effective tax rate from continuing operations was approximately 18.0% for the three months ended September 30, 2014, compared to 100.0% for the same prior year period. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenues. Revenues for the nine months ended September 30, 2014 was $569.8 million, an increase of $24.8 million, or 4.5%, over the prior year period. The increase in revenues was due to an increase in revenue per adjusted admission of 5.0%, offset by a decline in adjusted admissions of approximately 0.4%. Overall, our revenues were positively impacted by the 4.0% increase in case mix and reductions in self-pay volumes over the prior year. As previously discussed, revenues were negatively impacted by the two midnight rule. We estimated that the two midnight rule had a negative impact on revenues of approximately $2.9 million, compared to the prior year period.

Our provision for bad debts was down $12.6 million, or 17.1%, compared to the prior year period. Self-pay admissions were 4.2% of total admissions, compared to 6.1% in the prior year period. Our provision for doubtful accounts decreased as a result of lower self-pay revenues during the nine months ended September 30, 2014. Self-pay revenues before the provision for bad debts decreased over the same period last year as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the nine months ended September 30, 2014 was $269.2 million, or 47.2% of revenues, compared to $252.9 million, or 46.4% of revenues, in the prior year period. The increase in salaries and benefits as a percentage of revenues is due primarily to the reinstatement of the 401K match, higher benefit costs and increased stock based compensation expense. Non-cash stock-based compensation expense was $3.7 million and $0.6 million, for the nine months ended September 30, 2014 and 2013, respectively. In connection with the increased non-cash stock-based compensation, due to the previously mentioned equity restructuring by our Parent, the Company made a cash payment of $1.8 million during the nine months ended September 30, 2014, that is also included in salaries and benefits expense. After adjusting for the current period expense related to the equity awards issued by our Parent in connection with its equity restructuring, salaries and benefits were approximately 46.4% of revenues, compared to 46.4% of revenues in the prior year period.

Supplies. As a percentage of revenues, supplies expense remained flat for the nine months ended September 30, 2014 compared to the prior year period.

Other operating expenses. Other operating expenses include, among other things, contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization. Our other operating expenses increased $6.4 million during the nine months ended September 30, 2014, compared to the prior year period. The increase was primarily due to higher utilization of contract and professional services related to the implementation of new service lines and hospitalist programs at certain of our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the nine months ended September 30, 2014, we recognized $9.9 million of incentive reimbursements income, or an increase of $4.4 million over the comparable nine months ended September 30, 2013.

Income taxes. Our effective tax rate from continuing operations was approximately 70.0% for the nine months ended September 30, 2014 compared to 50.0% for the same prior year period. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the nine months ended September 30, 2013 and 2014, are as follows (in millions).

	Nine Months Ended September 30,
	2013	2014
Cash provided by operating activities	$7.0	$13.5
Cash used in investing activities	(19.9)	(7.0)
Cash used in financing activities	(7.2)	(32.4)

Operating Activities

Cash provided by operating activities increased by $6.5 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Net changes in operating assets and liabilities, excluding the impact of divestitures, negatively impacted operating cash flows by $93.3 million during the nine months ended September 30, 2013 compared to a negative impact of $79.7 million during the nine months ended September 30, 2014. Cash flows from operating activities were impacted by the interest payments of $50.0 million and $49.4 million for the nine month periods ended September 30, 2013 and 2014, respectively.

At September 30, 2014, we had working capital of $52.1 million, including cash and cash equivalents of $0.5 million. At December 31, 2013, our working capital excluding assets and liabilities held for sale was $33.2 million, including cash and cash equivalents of $26.4 million.

Investing Activities

Cash used in investing activities was $19.9 million and $7.0 million for the nine months ended September 30, 2013 and 2014, respectively. During the nine months ended September 30, 2014, we received $11.2 million in proceeds from the sale of one of our hospitals.

Financing Activities

Cash used in financing activities was $7.2 million for the nine months ended September 30, 2013, compared to $32.4 million for the nine months ended September 30, 2014. During July 2014, we exercised a purchase option for approximately $39.4 million, excluding other costs and fees, to acquire certain tangible assets of Muskogee Community Hospital (“MCH”) that were previously subject to a capital lease. Additionally, in July 2014, we repaid the outstanding principal balance of $1.7 million for the promissory note previously issued in connection with our July 2012 acquisition of accounts receivable, supplies, inventory, goodwill and other intangible assets related to MCH. We used $5.3 million in available cash and cash equivalents, and used $35.0 million in availability from our 2010 Revolving Facility, to fund the purchase and repayment. Since July, we have made repayments of $14.0 million on the outstanding 2010 Revolving Facility.

Cash used in financing activities includes approximately $49.0 million of payments made on our capital lease and other obligations, including the MCH buy-out transaction mentioned above, along with approximately $2.1 million of payments of refinancing costs and fees, a portion of which related to the ABL Amendment during the nine months ended September 30, 2014.

As of September 30, 2014, our outstanding debt was $531.0 million, and we had availability of $51.5 million under the 2010 Revolving Facility, net of a $21.0 million outstanding balance due and $5.7 million outstanding letters of credit.

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

Debt Covenants

The indenture governing the 9 1⁄4% Notes contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2013 and September 30, 2014, we were in compliance with debt covenants that were subject to testing at such dates.

Obligations and Commitments

Except with respect to the asset purchase and note repayment described above under Financing Activities, during the nine months ended September 30, 2014, there were no material changes in our contractual obligations as presented in our 2013 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2014, we had no indebtedness outstanding bearing interest at variable rates. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our 2013 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1⁄4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.1	Amendment No. 2 to Senior Management Agreement, dated as of September 15, 2014, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P.

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Denise W. Warren
Denise W. Warren
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: October 31, 2014

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1⁄4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.1	Amendment No. 2 to Senior Management Agreement, dated as of September 15, 2014, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P.

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished electronically herewith.