Form 10-K
period 2014-12-31
Capella Healthcare, Inc.
filed 2015-03-27
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer not subject to the filing requirements of Sections 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

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

As of March 27, 2015, the number of outstanding shares of the registrant’s common stock was 100.

Capella Healthcare, Inc.

PART I

Item 1.	Business.

Company Overview

Capella Healthcare, Inc., a Delaware corporation which was formed on April 15, 2005, is a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. Unless otherwise noted or unless the context requires otherwise, the term “Capella” refers to Capella Healthcare, Inc. and the terms the “Company,” “we,” “us” and “our” refer to Capella and its consolidated subsidiaries. As of December 31, 2014, as part of continuing operations, we operated nine acute care hospitals (eight of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,309 licensed beds in six states.

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

We generated $658.6 million, $668.1 million and $713.4 million in revenue from continuing operations, net of the provision for bad debts, for the years ended December 31, 2012, 2013, and 2014, respectively.

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

Our Business Strategy

The key elements of our business strategy are:

Enhancing Quality of Care and Service Excellence

We place significant emphasis on consistently providing high quality patient care and service excellence. We seek to achieve this by continuously enhancing our programs and protocols through targeted investments in our employees, physicians, systems and strategic growth initiatives. We believe value-based purchasing initiatives of both governmental and private payors, such as linking payment for healthcare services to performance on objective quality measures, increasingly will become key drivers of financial performance. Examples of these initiatives include denying payment for avoidable hospital re-admissions and bundling payments for acute care services with physician or post-acute services. We believe our continued strategic investments to improve patient care excellence will prepare us to face the challenges and capitalize on the opportunities relating to the ever-changing, pay-for-performance environment. Some of our strategic initiatives in quality and service excellence include:

•	Emergency Rooms. We embarked on a multi-year strategy to enhance quality and improve operating efficiencies in our emergency rooms. This strategy involves implementing process improvement initiatives, which are designed to improve patient experiences through more efficient utilization of resources.

•	Local Physician Leadership Groups, or LPLGs. Our LPLGs are comprised of six to eight physician leaders and our hospital chief executive officer, or hospital CEO, in each of our hospitals. The groups (i) provide ongoing dialogue with hospital administration; (ii) help develop key clinical strategic initiatives for the hospital; and (iii) promote patient care excellence.

•	Physician Advisory Group, or PAG. Our PAG is comprised of physician leaders across the Company. The group (i) provides clinical review and guidance related to information system design, build-out and workflow; (ii) advises us on physician communication and education; and (iii) identifies opportunities where technology can be used to improve clinical processes and outcomes.

•	National Physician Leadership Group, or NPLG. Our NPLG is comprised of one member of each LPLG and Capella’s executive management team. The group (i) receives updates on the Company’s corporate strategy and vision; (ii) discusses quality of care issues and goals; (iii) promotes networking among Capella-affiliated physicians; (iv) offers advice on special projects where front line physician input is critical; and (v) allows members of the medical staff to have direct communication with members of Capella’s executive management team.

•	Chief Medical Officer, or CMO. Our corporate CMO is responsible for facilitating the work of our NPLG, ensuring that physician leaders from across the Company are continuously involved in shaping our vision and future strategies. The CMO is also responsible for providing leadership for the quality and service excellence initiatives at each of our hospitals as well as for on-going communication with medical staff members.

•	Training and Education. We provide a customized on-line learning center. We also work with an independent consulting group to provide training in the areas of improving patient care processes as well as employee, physician and patient satisfaction. We believe this is a critical element in emphasizing our philosophy that, if our employees and physicians enjoy where they work, and if they are intellectually stimulated, they will improve patient care excellence. We survey our physicians and our employees on an annual basis to identify objectives for quality and satisfaction improvement.

•	Compensation. We base the incentive compensation for our hospital administrative teams in significant part on achieving key individual and facility quality and service metrics, such as performance on patient satisfaction surveys and other core measurements.

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

Expanding the Services We Provide

Each year, we conduct in-depth strategic reviews at each of our facilities as well as market demand for additional services. We leverage our local market knowledge, together with input and guidance from our local physician and community leaders, to prioritize the healthcare services that our communities are seeking. We then initiate an assessment and develop an investment plan that supports the expansion of the appropriate services. Focus areas include:

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

Each hospital has a LPLG made up of key physicians and members of the hospital’s administrative team. The Chairman of each LPLG serves on Capella’s NPLG. The mission of the LPLG is to provide ongoing dialogue between hospital administration and members of the medical staff primarily in the areas of operations, quality patient care, employee satisfaction and community relations.

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

Outpatient Services

The healthcare industry has experienced an accelerated shift during recent years from inpatient services to outpatient services as Medicare, Medicaid and managed care payors have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology also have supported the shift to outpatient utilization. However, we expect the decline in inpatient admission use rates to moderate over the long term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through expanding service offerings and increasing the throughput and convenience of our emergency departments, outpatient surgery facilities and other ancillary units in our hospitals.

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

We receive payment for patient services primarily from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	managed care payors, including health maintenance organizations, preferred provider organizations, managed Medicare plans and managed Medicaid plans; and

•	individual patients and private insurers.

The table below presents the approximate percentage of revenue before the provision for bad debts for our continuing operations that we received from the following sources for the periods indicated from:

	Year Ended December 31,
	2012(2)	2013	2014
Medicare(1)	38.8%	38.0%	39.0%
Medicaid(1)	14.3	14.1	17.5
Managed Care and other(3)	36.9	36.8	36.0
Self-Pay	10.0	11.1	7.5

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The increase in Medicaid revenue for 2012 is due primarily to the Oklahoma Supplemental Hospital Offset Payment Program, or SHOPP. SHOPP increased Medicaid revenue by approximately $21.5 million in fiscal 2012.
(3)	Includes the health insurance exchange beginning with the first quarter of 2014.

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

Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. Additionally, we offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs generally limit our ability to increase revenue before the provision for bad debts in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, health maintenance organizations, preferred provider organizations or private insurance plans. Patients generally are responsible for services not covered by these plans, along with exclusions, deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees in the form of increased co-payments and deductibles and the effects of the recent economic environment have historically resulted in increased levels of uncompensated care. However, our hospitals have recently experienced a decline in bad debts and other uncompensated care, primarily as a result of the impact of the Affordable Care Act (as defined below).

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

On August 22, 2014, CMS published its Medicare IPPS final rule for Federal Fiscal Year (“FFY”) 2015, which began on October 1, 2014. For FFY2013 (which began on October 1, 2012 and ended on September 30, 2013), FFY2014 (which began on October 1, 2013 and ended on September 30, 2014) and FFY 2015 (which began on October 1, 2014 and will end on September 30, 2015), the hospital market basket index increased 2.6%, 2.5%, and 2.9%, respectively. Generally, however, the percentage increase in the DRG payment rate has been lower than the projected increase in the cost of goods and services purchased by hospitals. In addition, as mandated by the Affordable Care Act, the hospital market basket increases for FFY2013, FFY2014 and FFY2015 were reduced by CMS by 0.10%, 0.30% and 0.20%, respectively. For FFY2012 and each subsequent fiscal year, as also mandated by the Affordable Care Act, the market basket increase is reduced by a productivity adjustment equal to the 10-year moving average of changes in annual economy-wide private nonfarm business multi-factor productivity. For FFY2013, FFY2014 and FFY2015, the productivity adjustment equated to a 0.7%, 0.5% and 0.5% reduction in the market basket increase, respectively. In addition, in FFY2011, FFY2012 and FFY2013, IPPS payment rates to hospitals were increased by 2.9%, decreased by 2.0% and decreased by 1.0%, respectively, for documentation and coding adjustments that were required by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007 (the “TMA Act”), and decreased by 0.8% in FFY2014 and FFY2015 for additional documentation and coding adjustments required by the American Taxpayer Relief Act of 2012 (“ATRA”). The market basket increase for FFY2014 was also reduced by 0.2% to offset the cost of changes to the Medicare program’s admission and medical review criteria for hospital inpatient admissions services. The TMA Act also required CMS to recoup the increase in spending in FFYs 2008 and 2009 by FFY2012. In the IPPS final rule for FFY2011, CMS reduced the standardized amount by (2.9%), which represented half of the required retrospective adjustment. The remaining (2.9%) retrospective reduction was implemented in FFY2012. However, because the (2.9%) retrospective reduction that was made in FFY2011 was restored in FFY2012, the retrospective adjustment that was made in FFY2012 was essentially negated. As noted above, the (2.9%) retrospective reduction that was made in FFY2012 was restored in FFY2013. Lastly, the TMA Act also required CMS to make an additional prospective cumulative adjustment of (3.9%) to eliminate the full effect of the documentation and coding changes on future payments. The TMA Act gave CMS discretion as to the timing of the implementation of the prospective documentation and coding adjustment, and CMS did not implement any portion of the adjustment in FFY2010 and FFY2011. CMS did, however, implement a (2.0%) prospective documentation and coding adjustment in FFY2012 and completed the remaining (1.9%) prospective adjustment in FFY2013.

With respect to the Medicare program’s admission and medical review criteria for inpatient services, CMS has issued the “two midnight rule”, which modified CMS’s policy regarding how Medicare contractors will review inpatient hospital services for payment purposes, and provides that, in addition to services designated by CMS as inpatient-only services, surgical procedures, diagnostic tests, and other treatments are generally only appropriate for inpatient admission and inpatient hospital payment under Medicare Part A when the treating physician expects the beneficiary to require a stay that crosses at least two midnights and admits the beneficiary to the hospital based on that expectation. As for medical review, the two midnight rule establishes a presumption that inpatient hospital claims with lengths of stay greater than two midnights will be presumed generally appropriate for reimbursement under Medicare Part A. However, inpatient hospital claims with lengths of stay less than two midnights after the formal admission following the order will not be subject to that presumption and may be reviewed by Medicare contractors and recovery auditors for appropriateness for Medicare Part A payment. When reviewing such claims, the two midnight rule requires Medicare contractors and recovery auditors to evaluate the physician order for admission as well as certain medical documentation. CMS is prohibited from allowing recovery auditors to conduct inpatient hospital status reviews on claims with dates of admission October 1, 2013 through March 31, 2015, but, in the future, reviews could be conducted on claims with dates of admission after that time.

While the two midnight rule became effective on October 1, 2013, CMS originally indicated that, for a period of 90 days after the effective date of the rule, it would not permit recovery auditors to review inpatient admissions of one midnight or less that began on or after October 1, 2013. In guidance regarding the two midnight rule issued by CMS in late 2013, CMS announced that the Medicare Administrative Contractors and recovery auditors would not conduct reviews for compliance for claims with dates of admission between October 1, 2013 and March 31, 2014. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors to review, on a pre-payment basis, a small sample (approximately 10 – 25) of inpatient hospital claims relating to admissions that occur between March 31, 2014 and September 30, 2014, and that span less than two midnights after admission in order to determine each hospital’s compliance with the new inpatient admission and medical review criteria. Hospitals can appeal the Part A inpatient denial or rebill Part B inpatient, within timely filing, for applicable charges in accordance with the rule.

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”) into law. Among other things, PAMA prohibits CMS from allowing recovery auditors to conduct inpatient hospital patient status reviews on claims with dates of admission October 1, 2013 through March 31, 2015, and permits CMS to continue to allow MACs to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur on or after October 1, 2013 but before March 31, 2015, in order to determine hospital compliance with the new inpatient admission and medical review criteria.

On May 15, 2014, CMS solicited comments in the IPPS proposed rule for FFY 2015 regarding the development of an alternative payment methodology under the Medicare program for short inpatient hospital stays. Among other things, CMS is seeking input on how to define a short inpatient hospital stay for Medicare payment purposes and how to determine the appropriate payment amounts for short inpatient hospital stays. In the IPPS final rule for FFY 2015, CMS indicated it would consider the comments received in future rulemaking.

We cannot predict whether Congress or CMS will further delay the review of inpatient admissions of one midnight or less by recovery auditors or other Medicare review contractors or the impact that any such reviews will have on our business and results of operations when they are allowed by CMS. In addition, legislation has been introduced in Congress that, among other things, would generally prohibit Medicare review contractors from denying claims due to the length of a patient’s stay or a determination that services could have been provided in an outpatient setting and require CMS to develop a new payment methodology for services that are provided during short inpatient hospital stays. Federal lawsuits have also been filed challenging the two midnight rule primarily on the grounds that the implementation of the rule itself, and the payment reduction associated with the rule, violate the Administrative Procedure Act. We cannot predict whether the legislation that has been introduced in Congress will be adopted or, if adopted, the amount of reimbursement that would be paid under any alternative payment methodology that is developed by CMS. We also cannot predict whether the federal court challenges to the two midnight rule will be successful.

The IPPS final rule for FFY 2015 also makes changes to the Hospital Inpatient Quality Reporting (“IQR”) Program. CMS finalized 11 new measures set for the FFY 2017 payment determination and subsequent years and removed 19 measures. CMS also finalized a number of new policies related to the administration of the program including access to certain data, updates to validation and an electronic clinical quality measures validation pilot test. Beginning in FFY 2015, hospitals that do not participate in the IQR program will lose one-quarter of the percentage in their payment updates.

As authorized by the Affordable Care Act, the United States Department of Health and Human Services (“HHS”) issued its final rule on April 29, 2011 launching the Hospital Value-Based Purchasing Program (the “VBP Program”). The VBP Program, which began in October 2012, provides that hospitals will be paid for inpatient acute care services based on quality of care measures as specifically set forth by CMS. The quality measures focus on how closely hospitals follow best clinical practices and how well hospitals enhance patients’ experiences of care. The higher the quality measures, the higher the reward from CMS. In the IPPS final rule for FFY 2015, CMS adopted quality measures for the FFY 2017, FFY 2019 and FFY 2020 Hospital VBP Program years and adopted additional policies related to performance standards. The Company intends for its facilities to achieve high levels of quality under the VBP Program, however, the Company cannot guarantee that its facilities’ reimbursement will increase and will not decrease as a result of the implementation of the VBP Program.

The ATRA, which was enacted on January 1, 2013, requires CMS to recoup $11 billion from IPPS payments in FFYs 2014 through 2017 to offset an additional increase in aggregate payments to hospitals that Congress believes represent overpayments resulting from documentation and coding adjustments from the implementation of the MS-DRG system. In FFY 2014 and FFY 2015, CMS applied (0.8%) adjustments as part of the recovery process required by ATRA and indicated that it expects to make similar adjustments in FFY 2016 and FFY 2017 to recover the remaining outstanding amount.

Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of disproportionate share hospital (“DSH”) payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. However, the Affordable Care Act requires Medicare DSH payments to providers to be reduced by 75% beginning in FFY 2014, subject to adjustment if the Affordable Care Act does not decrease uncompensated care to the extent anticipated. The amount that is withheld will be reduced by the percentage change in uninsured individuals under the age of 65 from 2013 to the current year (as normalized to reflect the October 1 commencement date for each FFY) minus 0.1% and minus 0.2% on FFY 2015 and then paid as additional payments to DSH hospitals based on the amount of uncompensated care provided by each hospital relative to the amount of uncompensated care provided by all hospitals receiving DSH payments during the applicable time period. The IPPS final rule for FFY 2015 established the uncompensated care amount which will be distributed to qualifying hospitals in FFY 2015 at $7.65 billion, down from $9.05 billion in FFY 2014.

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

On November 10, 2014, CMS issued the final OPPS rates for calendar year (“CY”) 2015. Under the final rule, the payment rates under the OPPS were increased by 2.2% for CY 2015. The increase is based on the projected hospital market basket of 2.9% minus 0.7% in statutory reduction, which includes a multifactor productivity adjustment of 0.5%, and a 0.2% percentage point adjustment required by the Affordable Care Act. CMS continues to implement the statutory 2.0% reduction in payments for hospitals failing to meet the hospital outpatient quality reporting requirements. CMS also finalized the implementation of 25 comprehensive APCs for CY 2015. The final rule also adds one claims-based quality measure for the Hospital Outpatient Quality Reporting Program. for the CY 2018 payment determination and subsequent years.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula, if implemented, would result in significant reductions to payments under the PFS. Since 2003, Congress has passed fourteen legislative acts delaying application of the SGR formula to the PFS. For CY 2011, CMS issued a final rule that would have applied the SGR formula and resulted in an aggregate reduction of 24.9% to all physician payments under the PFS for FFY 2011. The Medicare and Medicaid Extenders Act of 2010 delayed application of the SGR until January 1, 2012, and the Temporary Payroll Tax Cut Continuation Act of 2011 then delayed application of the SGR for two additional months, through February 29, 2012. On February 22, 2012, the President signed into law a ten-month extension to the SGR cuts, to prevent cuts from taking effect on March 1, 2012. For CY 2014, CMS issued a final rule that would have, in the absence of Congressional action, imposed an overall reduction of 20.1% to all physician payments until the PFS for CY 2014. The Pathway for SGR Reform Act of 2013, which was enacted on December 26, 2013 (the “Pathway Act”), delayed application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014. PAMA extended the 0.5% increase in PFS payment rates established by the Pathway Act through December 31, 2014, and also provided that there will be no increase to the CY 2015 PFS from January 1, 2015, through March 31, 2015. On November 13, 2014, CMS published the PFS final rule for CY 2015. In the final rule, CMS stated that application of the SGR to the PFS would result in a 21.2% reduction in payment rates for physicians’ services beginning on April 1, 2015.

On March 26, 2015, the U.S. House of Representatives passed the Medicare Access and CHIP Reauthorization Act (“MACRA”), which would permanently repeal the SGR and establish a more streamlined and improved incentive payment program that will focus on providing value and quality. We cannot predict whether the Senate will pass MACRA, whether, MACRA, if passed, will be signed by the President, or whether Congress will pass other legislation to avert the rate cut for the remainder of CY 2015 and/or otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction to the PFS is not averted prior to March 31, 2015, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

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

Self-Pay and Charity Care

Self-pay revenues are derived primarily from patients who do not have any form of healthcare coverage. We provide care without charge to certain patients that qualify under the Company’s charity/indigent care policy. At our hospitals, patients treated for non-elective care, who meet the poverty guideline requirements (generally it is uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set for by HHS), are eligible for charity care if they comply with providing supporting documentation. The federal poverty level is established by the federal government and is based on income and family size. Our hospitals provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, our first attempt is to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

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

The Affordable Care Act also contains several Medicare payment and delivery system innovations, including the establishment of a Medicare Shared Savings Program to promote accountability and coordination of care through the creation of ACOs and the establishment of a pilot program related to bundled payment for post-acute care. Under the bundled post-acute care pilot program, Medicare pays one bundled payment for acute, inpatient hospital services, physician services, outpatient hospital services, and post-acute care services for an episode of care that begins three days prior to a hospitalization and spans 30 days following discharge. The Affordable Care Act requires the Secretary of HHS to expand the pilot program if it achieves the stated goals of reducing spending while improving or not reducing quality. The five-year voluntary national bundled payment pilot program for Medicare services began in January of 2013, and may be expanded, if appropriate, by January 1, 2016.

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

Under the ACO Medicare Shared Savings Program, ACOs would enter into a contract with the Secretary of the HHS in which the ACO agrees to be accountable for the overall care of its Medicare beneficiaries, to have adequate participation of primary care physicians, to define processes to promote evidence-based medicine, to report on quality and costs, and to coordinate care. ACOs that meet quality and efficiency standards would be allowed to share in the cost savings they achieve for the Medicare program. The final rule outlines certain key characteristics of an ACO, including the scope and length of an ACO’s contract with CMS, the required governance of an ACO, the assignment of Medicare beneficiaries to an ACO, the payment models under which an ACO can share in cost savings, and the quality and other reporting requirements expected of an ACO. Under the ACO rule, patient and provider participation in ACOs is voluntary. The ACO program was established January 1, 2012, and providers were able to begin enrolling on a rolling basis, with the first round of applications due in early 2012. To date, approximately 420 ACOs have been established to participate in the Medicare program, and additional ACO programs are being established by private payors.

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

However, it is difficult to predict the size of the potential revenue gains to the Company as a result of these elements of the Affordable Care Act, because of uncertainty surrounding a number of material factors, including the following:

•	how many previously uninsured individuals will obtain coverage as a result of the Affordable Care Act (the Congressional Budget Office, or CBO, originally estimated 26 million by 2022, and CMS originally estimated almost 34 million by 2019; both agencies made a number of assumptions to derive those figures, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements. However, in July 2012, the CBO revised its estimate to reflect the impact of the U.S. Supreme Court’s determination that the provision of the Affordable Care Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program was unconstitutional. The CBO now projects, as a result of the Supreme Court’s decision and other factors, that there will be six million more uninsured individuals in 2014 and four million more uninsured individuals in 2022 than originally projected);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the number of states that ultimately elect to expand their Medicaid programs and when that expansion occurs;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;

•	the rate paid by state governments under the Medicaid program for newly covered individuals;

•	how the value-based purchasing and other quality programs will be implemented;

•	the percentage of individuals in the American Health Benefit Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	whether the net effect of the Affordable Care Act, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will be to put pressure on the bottom line of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and

•	the possibility that implementation of provisions expanding health insurance coverage will be delayed, blocked, revised or eliminated as a result of court challenges and efforts to repeal or amend the new law.

On the other hand, the Affordable Care Act provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since 56.5% of our revenue in 2014 was from Medicare and Medicaid, collectively, reductions to these programs may significantly impact us and could offset any positive effects of the Affordable Care Act. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenue we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether reductions required by the Affordable Care Act will be changed by statute prior to becoming effective;

•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2017;

•	what the losses in revenue will be, if any, from the Affordable Care Act’s quality initiatives;

•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs; and

•	reductions to Medicare payments CMS may impose for “excessive readmissions.”

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

We have a variety of financial relationships with physicians who refer patients to our facilities. As of December 31, 2014, referring physicians owned interests in five of our hospitals, and four outpatient facilities in which we own a minority interest. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

HIPAA privacy standards apply to individually identifiable health information held or disclosed by our facilities in any form, whether communicated electronically, on paper or orally. These standards impose extensive new administrative requirements on our facilities, including appointing a privacy officer, adopting privacy policies and training our facilities’ workforce on these policies. They require our facilities’ compliance with rules governing the use and disclosure of health information. They create new rights for patients in their health information, such as the right to access and amend their health information and request an accounting for certain disclosure of their health information, and they require our facilities to impose these rules, by contract, on any business associate to whom our facilities disclose such information in order to perform functions on our facilities’ behalf. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy standards issued under HIPAA. In addition, the Federal Trade Commission (the “FTC”) has ruled that Section 5 of the Federal Trade Commission Act gives the FTC the authority to regulate as unfair business practices companies’ inadequate data security programs that may expose consumers to fraud, identity theft and privacy intrusions, including the security programs of entities subject to HIPAA regulation.

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

On August 24, 2009, HHS issued regulations implementing certain of the requirements of the HITECH Act, including the breach notification requirements providing obligations for compiling and reporting of certain information relating to breaches by providers and their business associates (the “Interim Final Breach Rule”), effective September 23, 2009. HHS subsequently promulgated and withdrew a final breach notification rule for review, but it intends to publish a final data breach rule in the coming months. Until such time as a new final breach rule is issued, the Interim Final Breach Rule remains in effect. In addition, our facilities remain subject to any state laws that relate to the reporting of data breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the HITECH Act. Additionally, the HITECH Act requires periodic audits of covered entities and business associates conducted by governmental subcontractors to ensure their compliance with the HIPAA privacy and security regulations. In 2011, HHS initiated a pilot audit program that ran until December 2012 in the first phase of HHS implementation of this requirement. In 2014, HHS announced its plan to survey approximately 800 organizations as the first step in selecting organizations for the next round of HIPAA audits, which are expected to occur in 2015. HHS officials have indicated that these audits will consist of a combination of remote desk audits and comprehensive onsite evaluations of covered entities and business associates and will focus on compliance with the HIPAA privacy, security and breach notification rules. HHS officials have also indicated that these audits could lead to compliance reviews or enforcement actions against organizations that fail to respond appropriately to audit requests or for which an audit reveals significant compliance issues. We cannot predict whether our facilities will be selected for an audit and the results of such an audit.

On January 17, 2013, HHS issued a final rule (the “Final HIPAA Rule”) which, among other things, made final modifications to the HIPAA privacy, security, and enforcement rules mandated by the HITECH Act; adopted changes to the HIPAA enforcement rule to incorporate the increased and tiered civil money penalty structure provided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information, which replaces the breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA privacy rule as required by the Genetic Information Nondiscrimination Act (GINA). Our facilities were required to comply with applicable requirements of the Final HIPAA Rule beginning on September 23, 2013, except that certain existing business associate agreements qualified for an extended compliance date of September 23, 2014. We cannot yet quantify the financial impact of compliance with these new regulations. We could, however, incur expenses associated with such compliance.

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

In January 2009, CMS published its 10th revision of International Statistical Classification of Diseases (“ICD-10”), which establishes an updated code set to be used for classifying health care diagnoses and procedures. Entities covered under HIPAA will be required to use the ICD-10, which contains significantly more diagnostic and procedural codes than the existing ICD-9 coding system. Because of the greater number of codes, the coding for the services provided in our facilities will require much greater specificity. Implementation of ICD-10 will require a significant investment in technology and training. We may experience delays in reimbursement while our facilities and the payors from which we seek reimbursement make the transition to ICD-10. While HIPAA originally required implementation of ICD-10 to be achieved by October 1, 2013, CMS extended this deadline to October 1, 2014, and PAMA further delayed the effective date of the ICD-10 transition to October 1, 2015. If any of our facilities fail to implement the new coding system by the deadline, the affected facility will not be paid for services. We are not able to predict the timeframe or the overall financial impact of the transition to ICD-10.

Federal Trade Commission “Red Flags Rule”

On November 9, 2007, the FTC issued a final rule, known as the Red Flags Rule, that requires financial institutions and other businesses which maintain accounts that are used for primarily individual purposes and that permit multiple payments, to implement written identity theft prevention programs. The FTC may seek penalties of up to $3,500 per violation for certain violations of the Red Flags Rule. In addition, states may enforce the Red Flags Rule on behalf of their citizens by either (i) seeking direct damages or (ii) penalties of up to $1,000 per independent violation, plus attorney’s fees. Finally, affected individuals may also file civil suits in which they may recover actual damages, plus attorney’s fees, for negligent violations, or actual damages of up to $1,000, plus attorney’s fees and punitive damages, for willful noncompliance.

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

Employees and Medical Staff

As of December 31, 2014, we had approximately 5,450 employees, including approximately 1,282 part-time employees. Approximately 253 of our full-time employees at our Olympia, Washington hospital are unionized. While some of our non-unionized hospitals experience union organizing activity from time to time, currently we do not expect these efforts to affect our future operations materially. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

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

Annually we develop a strategic physician recruitment and retention plan for each of our hospitals. Executing these plans, we have recruited 37 physicians, 41 physicians and 54 physicians for the years ended December 31, 2012, 2013 and 2014, respectively. We have recruited specialists in areas such as general surgery, cardiology, women’s services and orthopedics, as well as primary care physicians, including hospitalists and physicians practicing in areas such as family medicine, internal medicine and pediatrics. Recruitment of family practice and internal medicine physicians as well as mid-levels is critical to building a solid foundation of referring physicians in our markets.

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

Compliance Program

We maintain a company-wide Ethics & Compliance program designed to ensure that we maintain high standards of ethical conduct in the operation of our business. We continually implement policies and procedures for all of our employees, so they can act in compliance with all applicable laws, regulations and Company policies. The organizational structure of our Ethics & Compliance program includes oversight by Capella’s Board of Directors and a high-level Corporate Ethics & Compliance Committee (“CECC”). The Board of Directors and the CECC are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Chief Compliance Officer, or CCO, who is also our Executive Vice President, Chief Legal and Administrative Officer, is charged with direct responsibility for the day-to-day oversight of our compliance program. Other features of our compliance program include initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, and monthly “coding audits” to make sure our hospitals bill the proper service codes for reimbursement from the Medicare program.

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

The ARRA included approximately $26.0 billion in funding for various healthcare IT initiatives, including incentives for hospitals and physicians to implement EHR-compatible systems. Implementation of these IT initiatives has been divided into three stages and we are currently on track to meet the meaningful use standards. Though additional investments in hardware and software will be required, we believe our historical capital investments in information systems, as well as quality of care programs, provide a solid platform to build upon for timely compliance with the healthcare IT requirements of the ARRA.

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

Furthermore, the U.S. Supreme Court has agreed to hear the case King v. Burwell during 2015. This case challenges the extension of premium subsidies to individuals residing in the 37 states that have federally-run health insurance exchanges. If the U.S. Supreme Court decides that the Affordable Care Act does not authorize premium subsidies to federally-run health insurance exchange participants, the decision would likely make it more difficult for uninsured individuals in those states to purchase coverage, upset the private insurance market and otherwise significantly affect implementation of the Affordable Care Act, in a manner that results in higher than projected numbers of uninsured individuals.

In addition, a number of the provisions of the Affordable Care Act that were scheduled to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015 or 2016, and additional delays in the implementation of these or other provisions of the Affordable Care Act could be imposed in the future. Several bills have been and will likely continue to be introduced in Congress to defund, delay, repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and potentially delayed implementation, potential future legal challenges, and possible repeal and/or amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act.

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

Approximately 53.1%, 52.1% and 56.5% of our revenue before the provision for bad debts for the years ended December 31, 2012, 2013, and 2014, respectively, came from the Medicare and Medicaid programs, respectively, including Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. For example, CMS has transitioned to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future alignments in the MS-DRG system could impact the margins we receive for certain services. Furthermore, the Affordable Care Act provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding.

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

CMS may impose substantial fines or other penalties as a result of the matters disclosed in certain self-disclosure letters, which could have a material adverse impact on the results of operations and financial condition Cannon County Hospital, LLC, or CCH, which is a joint venture in which we own a 60.31% interest.

Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. CMS and the OIG allow providers to disclose prior conduct that may have violated those laws and regulations and resolve those issues below the maximum penalties authorized by law. CMS established a Voluntary Self-Referral Disclosure Protocol under the authority provided in the Affordable Care Act, which allows providers to disclose to CMS actual or potential violations of the Stark Law and allows CMS to compromise the total amount of overpayments owed as a result of inadvertent Stark Law violations. Additionally, the OIG is responsible for imposing penalties for Stark Law violations and violations of the anti-kickback statute, which may include civil monetary penalties, imposition of a Corporate Integrity Agreement or exclusion from federal health care programs such as Medicare and Medicaid. CMS does not have the authority to compromise any of the potential penalties that may be imposed by the OIG. Based on the findings from CCH’s internal investigation, management of CCH submitted voluntary self-disclosure letters to CMS for each of DeKalb Community Hospital and Stones River Hospital on June 22, 2011 (collectively, the “Self-Disclosure Letters”). The Self-Disclosure Letters disclose certain potentially non-compliant arrangements with physicians under the Stark Law, including lack of certain written agreements with physicians and, solely with respect to Stones River Hospital, administrative failures to ensure that physicians who leased space from CCH executed compliant leases and regularly paid the rental amounts that were due. CCH’s current management is unable to predict CMS’s response to the Self-Disclosure Letters, the potential liability that may result from the Self Disclosure Letters or whether CMS may widen the scope of its investigation beyond the matters covered in the Self-Disclosure Letters or refer the matters to any other governmental agencies. If CMS imposes substantial fines as a result of the conduct described in the Self-Disclosure Letters to CMS, it would have a material adverse impact on the results of operations and financial condition of CCH, in which we own a 60.31% interest.

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

Our revenue is particularly sensitive to regulatory and economic changes in states in which we generate the majority of our revenue, including Oklahoma and Arkansas. For the years ended December 31, 2012, 2013, and 2014, we generated approximately 58.6%, 59.2%, and 57.8% of our revenue before the provision for bad debts, respectively, in Oklahoma and Arkansas. This concentration makes us particularly sensitive to regulatory, economic, environmental and competitive conditions and changes in those states. Any material change in the current payment programs or regulatory, economic, environmental or competitive conditions in those states could have a disproportionate effect on our overall business results. The economies of the non-urban communities in which our hospitals operate are often dependent on a small number of large employers, especially manufacturing or other facilities. These employers often provide income and health insurance for a disproportionately large number of community residents who may depend on our hospitals for care. The failure of one or more large employers, or the closure or substantial reduction in the number of individuals employed at manufacturing or other facilities located in or near many of the non-urban communities in which our hospitals operate, could cause affected employees to move elsewhere for employment or lose insurance coverage that was otherwise available to them. The occurrence of these events may cause a material reduction in our revenue or impede our business strategies intended to generate organic growth and improve operating results at our hospitals. Any material change in the current demographic, economic, competitive or regulatory conditions in any of our markets could affect our overall business results adversely because of the significance of our operations in each of these markets to our overall operating performance. Moreover, because of the concentration of our revenue in a limited number of markets, our business is less diversified and, accordingly, is subject to greater regional risk than that of some of our larger competitors.

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

Capella was formed in April 2005 by four former executives of Province Healthcare with the support of a significant equity commitment by certain investment funds affiliated with GTCR Golder Rauner II L.L.C. (collectively, with GTCR Golder Rauner, LLC and certain affiliated entities, referred to as “GTCR”). GTCR benefically owns 95.1% of Holdings common stock, which in turn owns 100% of the outstanding shares of Capella’s common stock. GTCR elects a majority of the board of directors of Holdings and Capella and controls all matters affecting us, including any determination with respect to:

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

As of December 31, 2014, our total consolidated indebtedness was approximately $613.8 million. We also have the ability to incur substantial additional indebtedness in the future. The terms of our indenture and our senior secured term loan facility consisting of a $100 million seven-year term loan (the “Term Loan Facility”) and our senior secured asset based loan (the “ABL”) do not fully prohibit us or our subsidiaries from doing so. The ABL provides commitments of up to $100.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our ABL), of which approximately $71.0 million would have been available for future borrowings as of December 31, 2014. In addition, we may seek to increase the borrowing availability under the ABL. All of those borrowings would be senior and secured. As of December 31, 2014, we had $5.0 million in outstanding borrowings under the ABL.

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

The ABL, the Term Loan Facility and our indenture contain a number of significant covenants that, among other things, restrict our ability to:

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

In addition, under the ABL and the Term Loan Facility, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the ABL or the Term Loan Facility and the lenders could elect to declare all amounts borrowed under the ABL and the Term Loan Facility, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Because borrowings under the ABL are secured by certain of our assets and certain assets of our subsidiaries, borrowings under the ABL or the Term Loan Facility are superior in right of payment to the notes to the extent of the assets securing the ABL and the Term Loan Facility. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full our outstanding indebtedness.

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

The table below presents certain information with respect to our hospitals as of December 31, 2014. For information about our discontinued operations and recent sales of assets, please refer to Note 3 of the consolidated financial statements included elsewhere in this report.

Hospital	Location	Acquisition/Opening/ Lease Date	Licensed Beds	Real Property Status
Capital Medical Center	Olympia, WA	December 1, 2005	110	Own(1)
DeKalb Community Hospital	Smithville, TN	July 1, 2011	71	Own(2)
Mineral Area Regional Medical Center	Farmington, MO	March 1, 2008	127	Own
EASTAR Health System (formerly Muskogee Regional Medical Center)	Muskogee, OK	April 3, 2007	320	Lease
National Park Medical Center	Hot Springs, AR	March 1, 2008	166	Own(3)
River Park Hospital	McMinnville, TN	December 1, 2005	125	Own(4)
Southwestern Medical Center	Lawton, OK	December 1, 2005	199	Own
St. Mary’s Regional Medical Center	Russellville, AR	March 1, 2008	170	Own
Stones River Hospital	Woodbury, TN	July 1, 2011	60	Own(2)
Highlands Medical Center (formerly White County Community Hospital)	Sparta, TN	March 1, 2008	60	Own(5)
Willamette Valley Medical Center	McMinnville, OR	March 1, 2008	88	Own

Total Licensed Beds			1,496

(1)	This hospital is owned and operated by us in a joint venture with physicians in which we own 90.25% and physicians or physician entities own the remaining 9.75%.
(2)	These two hospitals are owned and operated by us through CCH, which is a joint venture with physicians in which we own 57.85% and physicians or physician entities own 35.66%. Through a joint venture agreement, St. Thomas Health owns 6.49% of the hospitals.
(3)	This hospital is owned and operated by us in a joint venture with physicians in which we own 95.04% and physicians or physician entities own the remaining 4.96%.
(4)	This hospital is owned and operated by us in a joint venture with St. Thomas Health in which we own 93.51% and St. Thomas Health owns the remaining 6.49%.
(5)	This hospital is owned and operated by us in a joint venture with physicians in which we own 81.23% and physicians or physician entities own 12.28%. Through a joint venture agreement, St. Thomas Health owns 6.49% of the hospital.

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

As of December 31, 2014, we leased approximately 17,000 square feet of office space at 501 Corporate Centre Drive, Suite 200, Franklin, Tennessee, for our corporate headquarters. Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.

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

We are currently not a party to any pending or threatened proceeding which, in management’s opinion, would have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are wholly owned by Capella Holdings, Inc., or Holdings, of which GTCR beneficially owns 95.1%. There is no public trading market for our equity securities or those of Holdings. As of January 31, 2015, there were 107 holders of Holdings common stock.

Item 6.	Selected Financial Data.

The following table contains our selected financial data for, or as of the end of, the last five years ended December 31, 2014. The selected financial data has been derived from our audited consolidated financial statements. The timing of acquisitions and divestitures completed during the years presented below affects the comparability of the selected financial data. The selected financial data excludes the operations, as well as assets and liabilities, of our discontinued operations in our consolidated financial statements. We have also recognized certain transaction and debt costs during certain of the periods presented that affected the comparability of the selected financial data. You should read this table in conjunction with the consolidated financial statements and related notes included elsewhere in this report and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in millions)
Statement of Operations Data:
Revenue before provisions for bad debts	$683.3	$669.1	$737.2	$768.9	$788.9
Less: Provision for bad debts	(100.7)	(67.2)	(78.6)	(100.8)	(75.5)

Revenue	582.6	601.9	658.6	668.1	713.4
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.3, $0.8, $1.0, $0.8 and $4.1, respectively)	278.1	286.9	303.1	312.7	333.4
Supplies	100.3	103.0	106.9	116.0	121.7
Other operating expenses	113.2	129.0	160.0	168.1	176.3
Other income	—	(6.5)	(4.4)	(10.7)	(13.2)
Depreciation and amortization	28.8	29.9	35.2	41.5	41.5
Interest, net	48.4	51.1	53.1	55.0	53.7
Management fee to related party	0.2	0.2	0.2	0.2	0.2
Loss on refinancing	20.8	—	—	—	—

Total costs and expenses	589.8	593.6	654.1	682.8	713.6

Income (loss) from continuing operations before income taxes	(7.2)	8.3	4.5	(14.7)	(0.2)
Income taxes	3.2	1.4	3.0	4.0	4.7

Income (loss) from continuing operations	(10.4)	6.9	1.5	(18.7)	(4.9)
Loss from discontinued operations, net of tax	(3.8)	(20.2)	(14.1)	(11.8)	(18.4)

Net income (loss)	$(14.2)	$(13.3)	$(12.6)	$(30.5)	$(23.3)

Less: Net income attributable to non-controlling interests	1.5	1.2	1.5	1.3	1.8

Net income (loss) attributable to Capella Healthcare, Inc.	$(15.7)	$(14.5)	$(14.1)	$(31.8)	$(25.1)

Other Financial Data:
Adjusted EBITDA(1)	$91.3	$92.4	$99.5	$86.1	$103.3

	As of December 31,
	2010	2011	2012	2013	2014
	(Dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$48.3	$42.4	$33.3	$26.4	$28.7
Property and equipment	450.7	426.5	473.6	456.1	409.6
Total assets	767.8	787.8	844.4	830.8	869.7
Long-term debt, including current portion	494.1	495.1	551.8	557.4	613.8
Working capital(2)	119.2	109.9	88.0	82.8	77.5

(1)	“EBITDA,” a measure used by management to evaluate operating performance, is defined as net income plus (i) provision for income taxes, (ii) interest expense and (iii) depreciation and amortization. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Additionally, EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. Management believes EBITDA is helpful in highlighting trends because EBITDA excludes the results of decisions that are outside the control of operating management and that can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. Management compensates for the limitations of using non-GAAP financial measures by using them to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies.

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

The following table presents a reconciliation to provide a more detailed analysis of these non-GAAP performance measures:

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollars in millions)
Net income (loss) attributable to Capella Healthcare, Inc.	$(15.7)	$(14.5)	$(14.1)	$(31.8)	$(25.1)
Plus taxes	3.2	1.4	3.0	4.0	4.7
Plus net interest expense and deferred financing cost amortization	48.4	51.1	53.1	55.0	53.7
Plus depreciation and amortization	28.8	29.9	35.2	41.5	41.5

EBITDA	$64.7	$67.9	$77.2	$68.7	$74.8

Plus net income attributable to non-controlling interests	$1.5	$1.2	$1.5	$1.3	$1.8
Plus loss on refinancing	20.8	—	—	—	—
Plus loss from discontinued operations	3.8	20.2	14.1	11.8	18.4
Acquisition-related expenses	—	2.1	5.5	3.3	2.2
Stock compensation	0.3	0.8	1.0	0.8	5.9
Plus management fee to related party	0.2	0.2	0.2	0.2	0.2

Adjusted EBITDA	$91.3	$92.4	$99.5	$86.1	$103.3

(2)	We define working capital as current assets minus current liabilities. For 2011, 2013 and 2014, working capital excludes the impact of assets and liabilities held for sale, which is shown as a current asset and current liability on the consolidated balance sheet for those years. For 2013 and 2014, working capital also excludes restricted cash and the current portion of debt.

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended December 31,
	2012	2013	2014
Continuing operations:(1)
Number of hospitals	9	9	9
Licensed beds(2)	1,309	1,309	1,309
Admissions(3)	39,616	38,267	37,731
Adjusted admissions(4)	82,534	81,287	82,993
Revenue per adjusted admission	$7,980	$8,219	$8,596
Inpatient surgeries	9,146	9,098	8,591
Outpatient surgeries(5)	20,395	21,210	21,061
Emergency room visits(6)	194,348	194,339	202,277

(1)	Excludes all operations included in discontinued operations.
(2)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency regardless of actual use.
(3)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(4)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue.
(5)	Outpatient surgeries are surgeries and invasive procedures that do not require admission to our hospitals.
(6)	Represents the total number of hospital-based emergency room visits.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in our primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics. As of December 31, 2014, as part of continuing operations, we operated nine acute care hospitals (eight of which we own and one of which we lease pursuant to a long-term lease) comprised of 1,309 licensed beds in six states. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

During the year, the Company exercised its purchase option to acquire certain assets of Muskogee Community Hospital (“MCH”) that were subject to a capital lease. Additionally, the Company repaid the outstanding principal balance for the promissory note previously issued in connection with the Company’s 2012 acquisition of accounts receivable, supplies, inventory, goodwill and other intangible assets related to MCH.

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

Impact of Healthcare Reform

The Affordable Care Act dramatically altered the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare DSH and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act did not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in prior years. A number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate, the Small Business Health Option Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delay until 2015 and additional delays could be imposed in the future. On June 28, 2012, the United States Supreme Court upheld the “individual mandate” provision of the Affordable Care Act that generally requires all individuals to obtain healthcare insurance or pay a penalty. The Supreme Court also held, however, that the provision of the Act that authorized the Secretary of HHS to penalize states that choose not to participate in the expansion of the Medicaid program by removing all existing Medicaid funding was unconstitutional. In response to the ruling, a number of states have already indicated that they will not expand their Medicaid programs. Doing so would result in the Affordable Care Act not providing coverage to some low-income persons in those states. Additionally, several bills have been and will likely continue to be introduced in Congress to repeal or amend all or significant provisions of the Affordable Care Act. It is difficult to predict the full impact of the Affordable Care Act because of its complexity, lack of implementing regulations and interpretive guidance, state decisions to decline Medicaid expansion, gradual and potentially delayed implementation, future potential legal challenges, and possible repeal and/or amendment, as well as the inability to foresee how individuals and businesses will respond to the choices afforded to them by the Affordable Care Act. As a result, it is difficult to predict the full impact that the Affordable Care Act will have on our revenue and results of operations.

Adoption of Electronic Health Records

The HITECH Act includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the years ended December 31, 2012, 2013 and 2014, we recognized $4.4 million, $10.7 million and $13.2 million, respectively, of other income related to estimated EHR incentive payments.

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

On February 2, 2015, the Office of Management and Budget released President Obama’s proposed budget for FFY 2016 (the “Proposed Budget”). Among other things, the Proposed Budget would end sequestration but would also reduce Medicare spending by approximately $400 billion over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debt, reducing payments to hospitals for graduate medical education programs, reducing payments to critical access hospitals, reducing payments to hospitals for services that are provided at off-campus hospital outpatient departments, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

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

Medicare requires providers to report certain quality measures in order to receive full reimbursement increases for inpatient and outpatient procedures that previously were awarded automatically. Historically, CMS has expanded, through a series of rulemakings, the number of patient care indicators that hospitals must report. Additionally, we anticipate that CMS will continue to expand the number of inpatient and outpatient quality measures. We have invested significant capital and resources in the implementation of our advanced clinical system that assists us in monitoring and reporting these quality measures. CMS makes the data submitted by hospitals, including our hospitals, public on its website, which began at 1.0% in FFY 2013 and increases by 0.25% for each following FFY up to 2.0% for FFY 2017 and subsequent years.

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, HHS reduced inpatient hospital payments for all discharges by a percentage specified by statute and pooled the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. CMS evaluates hospitals’ performance during a performance period and hospitals receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures are translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. HHS determines the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of funds created by these payment reductions. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. For the FFY 2016 hospital value-based purchasing program, CMS finalized removing these measures and adding four measures. Also beginning in FFY 2013, hospitals that have “excess readmissions” for specified conditions receive reduced reimbursement. Each hospital’s performance is publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The FFY 2014 IPPS final rule finalized the scoring methodology and quality measures that will be used to determine the quartile for FFY 2015, as well as the processes, hospitals will use to review and correct their data. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

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

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. On November 13, 2014, CMS published the PFS final rule for CY 2015. In this final rule, CMS stated that application of the SGR to the PFS would result in a 21.2% reduction in payment rates for physicians’ services beginning on April 1, 2015. On March 26, 2015, the U.S. House of Representatives passed MACRA, which would permanently repeal the SGR and establish a more streamlined and improved incentive payment program that will focus on providing value and quality. We cannot predict whether the Senate will pass MACRA, whether MACRA, if passed, will be signed by the President, or whether Congress will pass other legislation to avert the rate cut for the remainder of CY 2015 and/or otherwise adopt a permanent fix for the issues that are created by the application of the SGR. If the payment reduction to the PFS is not averted prior to March 31, 2015, the reimbursement received by our employed physicians, the physicians to whom our hospitals have provided recruitment assistance, and the physician members of our medical staffs would be adversely affected.

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

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced a decrease during the year ended December 31, 2014. During the year ended December 31, 2014, our uncompensated care as a percentage of revenue, which includes the impact of uninsured discounts and charity care, was 17.2%, compared to 24.2% in the prior year. We believe the improvement in our uncompensated care as a percentage of revenue can be attributed primarily to the impact of Medicaid expansion, as well as improvements in employment and other economic factors in our markets, which has resulted in lower self-pay volume and revenue for the year ended December 31, 2014, compared to the prior year. The improvement in our uncompensated care as a percentage of acute care revenue has been offset somewhat by the higher acuity levels at which self-pay patients are presenting for treatment through our emergency rooms.

We anticipate that uninsured volumes will continue to decline in the near future as the impact of the Affordable Care Act is fully realized. However, if we were to experience growth in uninsured volume and revenue, our uncompensated care may increase and our results of operations would be adversely affected.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payor class mix for our continuing operations as of December 31, 2013 and 2014:

December 31, 2013	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	26.7%	1.0%	1.6%	29.3%
Medicaid(1)	6.7	0.7	0.6	8.0
Managed Care and Other	19.6	1.6	1.2	22.4
Self-Pay(2)	9.5	9.1	21.7	40.3

Total	62.5%	12.4%	25.1%	100.0%

December 31, 2014	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	28.3%	0.9%	1.4%	30.6%
Medicaid(1)	7.1	0.9	1.3	9.3
Managed Care and Other	21.0	2.3	1.8	25.1
Self-Pay(2)	8.1	7.5	19.4	35.0

Total	64.5%	11.6%	23.9%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenue for the year ended December 31, 2014, increased 6.8% to $713.4 million, compared to $668.1 million in the prior year. The increase in revenues was due to an increase in revenue per adjusted admission of 4.6%. Overall, our revenues were positively impacted by the 3.2% increase in case mix as well as the favorable impact of healthcare reform. Additionally, we experienced a payor mix shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. At December 31, 2014, only three of the states in which we operate are currently implementing expansions to their Medicaid programs. Revenue for the year ended December 31, 2014 was also impacted negatively by the “two midnight rule” that went into effect on October 1, 2013. We estimate the negative impact at $2.4 million.

Admissions decreased 1.4% and adjusted admissions increased 2.1%, respectively, for the year ended December 31, 2014, compared to the prior year. Inpatient surgeries decreased 5.6% for the year ended December 31, 2014, compared to the prior year. Outpatient surgeries decreased 0.7% for the year ended December 31, 2014, compared to the prior year. In general, we believe our hospital volumes are still being impacted by general economic conditions where we operate along with patient decisions to defer or cancel elective procedures, general primary care and other non-emergent healthcare procedures.

We believe our volumes over the long-term will grow as a result of our business strategies, including the continued investment in our physician alignment strategy, increased efforts to promote our commitment to quality and patient satisfaction, and the general aging of the population.

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012(2)	2013	2014
Medicare(1)	38.8%	38.0%	39.0%
Medicaid(1)	14.3	14.1	17.5
Managed Care and other(3)	36.9	36.8	36.0
Self-Pay	10.0	11.1	7.5

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	The increase in Medicaid revenue for fiscal 2012 is due primarily to the Oklahoma Supplemental Hospital Offset Payment Program, or SHOPP. SHOPP increased Medicaid revenue for fiscal 2012 by approximately $21.5 million.
(3)	Includes the health insurance exchanges beginning the first quarter of 2014.

Revenue per adjusted admission increased 4.6% for the year ended December 31, 2014, compared to the prior year. The increase in revenue per adjusted admission is primarily due to an increase in acuity as evidenced by a 5.3% increase in our Medicare case mix index for the year and increases in our specialty service lines. In addition, increases in our managed care pricing and the impact of healthcare reform also contributed to an increase in revenue.

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

Revenue and Revenue Deductions

We recognize revenue before the provision for bad debts during the period the healthcare services are provided based upon estimated amounts due from payors. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third-party payors. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our revenue before the provision for bad debts, we apply contractual adjustments to patient accounts at the time of billing using specific payor contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenue had been 1% higher for all insured accounts, our revenue before the provision for bad debts would have been reduced by approximately $30.7 million, $30.7 million and $33.7 million for the years ended December 31, 2012, 2013 and 2014, respectively. We derive most of our revenue before the provision for bad debts from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.

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

Net adjustments for the final third-party settlements increased revenue and income from continuing operations before income taxes by $0.4 million, $0.6 million and $2.0 million during the years ended December 31, 2012, 2013 and 2014, respectively. Additionally, updated regulations and contract negotiations with payors occur frequently, which necessitates continual review of revenue estimation processes by management. Management believes that future adjustments to its current third-party settlement estimates will not materially impact our results of operations, cash flows or financial position.

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (generally it is those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). We deduct charity care accounts from net revenue when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care. For the years ended December 31, 2012, 2013 and 2014, we estimate that our cost of care provided under our charity care programs was approximately $3.3 million, $2.7 million and $1.2 million, respectively.

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

The following tables summarize our claims loss and claims payment information during the years ended December 31, 2012, 2013 and 2014 and our professional and general liability reserve balances (including the current portions of such reserves, but excluding amounts recoverable from Auriga and third-party insurers) as of December 31, 2013 and 2014.

	Year Ended December 31,
	2012	2013	2014
	(In millions)
Accrual for general and professional liability claims at January 1	$12.7	$12.7	$12.2
Expense (income) related to(1):
Current accident year	4.6	6.8	5.9
Prior accident years	(2.3)	(4.0)	(2.7)

Total incurred loss and loss expense	2.3	2.8	3.2

Paid claims and expenses related to:
Current accident year	0.3	0.2	0.2
Prior accident years	2.0	3.1	2.3

Total paid claims and expense	2.3	3.3	2.5

Accrual for general and professional liability claims at December 31	$12.7	$12.2	$12.9

(1)	Total expense, including premiums for insured coverage, was $6.3 million, $7.5 million and $6.2 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Our estimate of professional and general liability and workers’ compensation IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under GAAP, would increase the estimated reserve. The following table illustrates the sensitivity at reserve estimates at 75% and 90% confidence levels:

	Professional and General Liability	Workers’ Compensation
	(In millions)
December 31, 2013 reserve:
As reported	$12.2	$3.7
With 75% confidence level	14.5	4.3
With 90% confidence level	18.3	5.2
December 31, 2014 reserve:
As reported	$12.9	$4.0
With 75% confidence level	15.1	4.6
With 90% confidence level	18.9	5.5

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

We did not incur any impairment charges, other than with respect to discontinued operations, during the years ended December 31, 2012, 2013 or 2014.

Allowance for Doubtful Accounts and Provision for Bad Debts

Our ability to collect the self-pay portion of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 79% and 85% of self-pay accounts receivable, net of contractual discounts, as of December 31, 2013 and December 31, 2014, respectively. Our additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added.

As a result of an internal review in 2013, we elected to increase the uncollectible percentage for all accounts receivable greater than 360 days to a conservative 100%, thereby fully reserving for all accounts receivable regardless of payor resources. The effect of this review was to increase provision for bad debts by an additional $4.5 million as of December 31, 2013.

The Company uses a number of tests to determine the appropriate allowance for doubtful accounts. The allowance is based on the Company’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage, the impact of recent acquisitions or dispositions, and other collection indicators. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients) due directly from patients. We also rely on certain analytical tools, including (i) historical trended cash collections compared to net revenue less bad debt; (ii) total bad debt expense, charity care deductions and uninsured discounts as a percentage of self-pay revenue; (iii) net days in accounts receivable; and (iv) the allowance from doubtful accounts as a percentage of total self-pay accounts receivable. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect our collection of accounts receivable, cash flows and results of operations. If our uninsured accounts receivable as of December 31, 2014 were 1% higher, our provision for doubtful accounts would have increased by $0.8 million.

RESULTS OF OPERATIONS

The following table presents summaries of results of operations for the three years ended December 31, 2012, 2013 and 2014.

	Year Ended December 31, 2012		Year Ended December 31, 2013		Year Ended December 31, 2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$737.2	111.9%	$768.9	115.1%	$788.9	110.6%
Provision for bad debts	(78.6)	(11.9)%	(100.8)	(15.1)%	(75.5)	(10.6)%

Revenue	658.6	100.0%	668.1	100.0%	713.4	100.0%
Costs and expenses:
Salaries and benefits (includes stock compensation of $1.0, $0.8, and $4.1 respectively)	303.1	46.0%	312.7	46.8%	333.4	46.7%
Supplies	106.9	16.2%	116.0	17.4%	121.7	17.1%
Other operating expenses	160.0	24.3%	168.1	25.2%	176.3	24.7%
Other income	(4.4)	(0.7)%	(10.7)	(1.6)%	(13.2)	(1.9)%
Depreciation and amortization	35.2	5.3%	41.5	6.2%	41.5	5.8%
Interest, net	53.1	8.1%	55.0	8.2%	53.7	7.5%
Management fee to related party	0.2	—	0.2	—	0.2	—

Total costs and expenses (1)	654.1	99.3%	682.8	102.2%	713.6	100.0%

Income (loss) from continuing operations before income taxes	4.5	0.7%	(14.7)	(2.2)%	(0.2)	0.0%
Income taxes	3.0	0.5%	4.0	0.6%	4.7	0.7%

Income (loss) from continuing operations (1)	1.5	0.2%	(18.7)	(2.8)%	(4.9)	(0.7)%
Loss from discontinued operations, net of tax	(14.1)	(2.1)%	(11.8)	(1.8)%	(18.4)	(2.6)%

Net loss (1)	$(12.6)	(1.9)%	$(30.5)	(4.6)%	$(23.3)	(3.3)%

Less: Net income attributable to non-controlling interests	1.5	0.2%	1.3	0.2%	1.8	0.3%

Net loss attributable to Capella Healthcare, Inc (1).	$(14.1)	(2.1)%	$(31.8)	(4.8)%	$(25.1)	(3.5)%

(1)	The sum of the individual amounts may not total due to rounding.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue. Revenue for the year ended December 31, 2014 was $713.4 million, an increase of $45.3 million, or 6.8%, over the year ended December 31, 2013. The increase in revenues was due to an increase in revenue per adjusted admission of 4.6%. Overall, our revenues were positively impacted by the 3.2% increase in case mix as well as the favorable impact of healthcare reform. Additionally, we experienced a payor mix shift from self-pay payors to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. This was evidenced by our self-pay admissions as a percent of total admissions declining from 5.9% at December 31, 2013 to 3.9% as of December 31, 2014. At December 31, 2014, only three of the states in which we operate implemented expansions to their Medicaid programs. Revenue for the year ended December 31, 2014 was also impacted negatively by the “two midnight rule” that went into effect on October 1, 2013. We estimate the negative impact at $2.4 million.

Our provision for bad debts was down $25.3 million, or 25.1%, compared to the prior year period. Self-pay admissions were 3.9% of total admissions, compared to 5.9% in the prior year period. Our provision for doubtful accounts decreased as a result of lower self-pay revenues during the year ended December 31, 2014. Self-pay revenues before the provision for bad debts decreased from 11.1% for the year ended December 31, 2013 to 7.5% in the current period as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2014 were $333.4 million, or 46.7% of revenue, compared to $312.7 million, or 46.8% of revenue, during the year ended December 31, 2013. While salaries as a percentage of revenue were consistent year over year, salaries and benefits were impacted by the reinstatement of the 401K match, higher benefit costs and increased stock based compensation expense during 2014. Non-cash stock-based compensation was $4.1 million and $0.8 million for the year ended December 31, 2014 and 2013, respectively. In connection with the increased non-cash stock-based compensation, due to the equity restructuring by the Holdings, the Company made a cash payment of $1.8 million to partially reimburse employees for tax-related liabilities associated with the award during the year ended December 31, 2014 which is also included in salaries and benefits. These increases were offset by the reduction of one time charges incurred as of December 31, 2013 of $2.9 million related to the reorganization of the corporate support center.

Supplies. Supplies expense for the year ended December 31, 2014 was $121.7 million, or 17.1% of revenue, compared to $116.0 million, or 17.4%, of revenue for the year ended December 31, 2013. The change in our supplies margin was due primarily to a decrease in supply intensive inpatient and outpatient surgical cases and increased cost savings as a result of our participation in a group purchasing organization.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the year ended December 31, 2014 were $176.3 million, or 24.7% of revenue, compared to $168.1 million, or 25.2% of revenue for the year ended December 31, 2013. The increase in other operating expenses is primarily due to an approximate $4.9 million increase in professional fees and contract services generated by new service lines at a number of our facilities and increased IT and collection fees due to inflationary increases and increases in admissions. The decrease in the operating expense margin is due to the nature of the operating expense, many of which do not increase proportionately with volume and net revenue increases.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the year ended December 31, 2014, we recognized approximately $13.2 million of incentive reimbursements, compared to $10.7 million for the year ended December 31, 2013.

Income taxes. Our effective tax rate from continuing operations was approximately 2,350.0% for the year ended December 31, 2014 compared to 27.2% for the year ended December 31, 2013. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-life intangible assets.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue. Revenue for the year ended December 31, 2013 was $668.1 million, an increase of $9.5 million, or 1.4%, over the year ended December 31, 2012. Revenue for the year ended December 31, 2012 included approximately $13.6 million of revenue recorded related to the prior period SHOPP, approved by CMS in January 2012 (from July 1, 2011 to December 31, 2011) and rural floor settlement discussed previously. Excluding the approximately $13.6 million of revenue related to both SHOPP and the rural floor settlement described above, our revenue for the year ended December 31, 2013 increased $23.1 million, or 3.5%, compared to the prior year period. The increase in revenue was due to an increase in revenue per adjusted admission of 4.2%, offset by a decline in adjusted admissions of approximately 1.7%.

Our revenue was also impacted by an increase in our provision for bad debts, which increased $22.2 million, or 28.0% compared to the year ended December 31, 2012. The increase in bad debts was primarily due to the growth in uninsured patient volume and revenue. We continue to experience high levels of uncompensated care and high emergency room self-pay volumes. Self-pay gross revenue increased 8.1% compared to the prior year. The Company believes this trend reflects an increased collection risk from self-pay accounts, and as a result has increased the Company’s allowance for doubtful accounts. The Company uses a number of tests to determine the appropriate allowance for doubtful accounts. The allowance is based on the Company’s assessment of historical and expected net collections, business and economic conditions, trends in federal, state, and private employer healthcare coverage, the impact of recent acquisitions and disposition, and other collection indicators. Accounts written off as uncollectable are deducted from the allowance for doubtful accounts and subsequent recoveries are added. The provision for doubtful accounts and the allowance for doubtful accounts relate primarily to uninsured amounts (including copayment and deductible amounts from patients) due directly from patients. We also rely on certain analytical tools, including (i) historical trended cash collections compared to net revenue less bad debt; (ii) total bad debt expense, charity care deductions and uninsured discounts as a percentage of self-pay revenue; (iii) net days in accounts receivable; and (iv) the allowance from doubtful accounts as a percentage of total self-pay accounts receivable. Adverse changes in general economic conditions, billing and collections operations, payor mix, or trends in federal or state governmental healthcare coverage could affect our collection of accounts receivable, cash flows and results of operations. As a result of the Company’s analysis, management changed the uncollectible percentage for all accounts receivable greater than 360 days to a conservative 100%, thereby fully reserving for all accounts receivable greater than 360 days regardless of payor sources. The result of this change was to increase provision for bad debts by an additional $4.5 million.

Salaries and benefits. Salaries and benefits for the year ended December 31, 2013 were $312.7 million, or 46.8% of revenue, compared to $303.1 million, or 46.0% of revenue, during the year ended December 31, 2012. Our salaries and benefits margin for the year ended December 31, 2012 was impacted by the prior period SHOPP and rural floor settlement revenue discussed previously. Excluding the revenue and expense related to the prior period SHOPP and rural floor settlement, salaries and benefits as a percentage of revenue were 47.0% for the year ended December 31, 2012. The increase in our salaries and benefits margin was due primarily to the slower revenue growth discussed previously. In November 2013, the Company began a plan of restructuring and reorganizing. This plan resulted in the elimination of certain positions within the corporate support center, which resulted in a charge of approximately $2.9 million in related payments.

Supplies. Supplies expense for the year ended December 31, 2013 was $116.0 million, or 17.4% of revenue, compared to $106.9 million, or 16.2%, of revenue for the year ended December 31, 2012. Our supplies margin for the year ended December 31, 2012 was impacted by the SHOPP program and rural floor settlement revenue discussed previously. Excluding revenue related to the prior period SHOPP program and rural floor settlement, supplies expense as a percentage of revenue was 16.6% for the year ended December 31, 2012. The change in our supplies margin was due primarily to an increase in supply intensive inpatient surgical cases and a 3.6% increase in outpatient surgeries, along with the slower revenue growth discussed previously.

Other operating expenses. Other operating expenses include, among other things, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization.

Other operating expenses for the year ended December 31, 2013 were $168.1 million, or 25.2% of revenue, compared to $160.0 million, or 24.3% of revenue for the year ended December 31, 2012. The increase in other operating expenses margin is due to a primarily to an approximate $7.0 million increase in professional fees and contract services generated by hospitalist programs and new service lines at our facilities.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the year ended December 31, 2013, we recognized approximately $10.7 million of incentive reimbursements, compared to $4.4 million for the year ended December 31, 2012.

Income taxes. Our effective tax rate from continuing operations was approximately 27.2% for the year ended December 31, 2013 compared to 66.7% for the year ended December 31, 2012. The change in the effective tax rate is driven by changes in the level of pretax income combined with the Company’s net deferred tax liability position and related limitations with respect to deferred tax liabilities associated with indefinite-life intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the years ended December 30, 2013 and 2014.

	Year Ended December 31,
	2013	2014
	(In millions)
Cash provided by operating activities	$30.8	$44.4
Cash used in investing activities	(26.8)	(87.9)
Cash provided (used in) provided by financing activities	(10.9)	45.8

Operating Activities

Cash provided by operating activities was $30.8 million for the year ended December 31, 2013, compared to $44.4 million for the year ended December 31, 2014. Our cash flows provided by continuing operations for the year ended December 31, 2014 as compared to 2013 were positively impacted by a reduction in our net loss and a decrease in our accounts receivable.

At December 31, 2014, we had working capital, excluding assets and liabilities held for sale and the current portion of long-term debt of $77.5 million, including cash and cash equivalents of $28.7 million, compared to working capital excluding assets held for sale at December 31, 2013 of $82.8 million, including cash and cash equivalents of $26.4 million.

Investing Activities

Cash used in investing activities was $26.8 million for the year ended December 31, 2013 compared to $87.9 million for the year ended December 31, 2014. During the year ended December 31, 2014, we transferred approximately $73.9 million to an escrow fund for an acquisition of a healthcare business effective January 1, 2015. In addition, we received $11.2 million in proceeds from the sale of one of our facilities. Capital expenditures for the year ended December 31, 2013 were $24.9 million compared to $24.5 million for the year ended December 31, 2014.

Financing Activities

Cash flows used in financing activities was $10.9 million for the year ended December 31, 2013, compared to cash provided by financing activities of $45.8 million for the year ended December 31, 2014. During the year ended December 31, 2014, we paid approximately $49.9 million on our capital leases and other obligations and $1.8 million in distributions to non-controlling interests. Also, during the year ended December 31, 2014, we received proceeds from our term loan facility of $99.0 million.

The Refinancing

In June 2010, we completed a comprehensive refinancing plan, or the Refinancing. Under the Refinancing, we issued $500.0 million of the 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4 Notes”) in a private placement offering and entered into a new senior secured asset based loan, or the ABL, consisting of a $100.0 million revolving credit facility. The proceeds from the 9 1/4% Notes were used to repay the outstanding principal and interest related to our previous term loan facility and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

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

ABL

On December 31, 2014, the Company entered into an Amended and Restated Loan Agreement (the “ABL Agreement”), by and among the Company, the borrowing subsidiaries signatory thereto, the guarantying subsidiaries signatory thereto, the lenders party thereto, and Bank of America, N.A., as agent for the lenders (“ABL Agent”). The ABL Agreement amends, restates, and replaces in its entirety the prior agreement establishing the ABL (as previously amended, the “Prior ABL Agreement”).

The ABL Agreement amends and restates the Prior ABL Agreement to, among other things, change the maturity date of the revolving credit commitments under the ABL from December 29, 2014 to the earlier to occur of (a) June 3, 2019, (b) November 16, 2016, if, as of such date, (i) Company’s 9 1/4% Notes have not been repaid in full or refinanced on terms reasonably satisfactory to ABL Agent (including a maturity date no earlier than December 3, 2019) and (ii) the Term Loan Facility has not been repaid in full or the maturity date has not been extended to a date that is no earlier than September 3, 2019, and (c) April 1, 2017 if, as of such date, the Company’s 9 1/4% Notes have not been repaid in full or refinanced on terms reasonably satisfactory to ABL Agent (including a maturity date no earlier than December 3, 2019).

        Upon the occurrence of certain events, the Company may request that the commitments under the ABL be increased by an aggregate amount not to exceed $25.0 million. Availability under the ABL is subject to a borrowing base of 85% of eligible net accounts receivable. Borrowings under the ABL bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) Base Rate, as defined, plus an applicable margin. Subsequent to the most recent amendment and restatement of the ABL Agreement, the applicable margin in effect for borrowings under the ABL was reduced from 2.00% to 0.50% with respect to base rate borrowings and from 3.00% to 1.50% with respect to LIBOR borrowings, or reduced from a maximum of 2.50% to 1.00% with respect to base rate borrowings and reduced from a maximum of 3.50% to 2.00% for LIBOR borrowings, subject to the Company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the ABL in respect of the unutilized commitments thereunder. Subsequent to the most recentp amendment and restatement of the ABL Agreement, based on the average facility usage for the most recently ended calendar month, the commitment fee was reduced from a range of 0.50% 0.75% to a range of 0.25% to 0.375% per annum. The Company must also pay customary letter of credit fees.

At December 31, 2014, the Company had $5.0 million outstanding balance due under the ABL. At December 31, 2014, the Company had availability under the ABL of $71.0 million, net of a $5.0 million outstanding balance due and $5.7 million outstanding letters of credit. The outstanding letters of credit are primarily used as collateral under the Company’s workers’ compensation programs

Term Loan Facility

On December 31, 2014, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”), by and among the Company, as borrower, Holdings, as a guarantor, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and certain other lenders from time to time party thereto.

The Term Loan Credit Agreement establishes the Term Loan Facility, a new senior secured term loan facility consisting of a $100,000,000 seven-year term loan. The per annum interest rates applicable to borrowings under the Term Loan Facility are periodically determined at the Company’s election as either (a) the LIBO Rate (as defined in the Term Loan Credit Agreement) plus 4.25% or (b) the Base Rate (as defined in the Term Loan Credit Agreement) plus 3.25%. The interest rate as of December 31, 2014 was 5.25%.

The Term Loan Facility is to be repaid in equal quarterly principal payments of $250,000, with the balance to be paid at maturity. The maturity date applicable to borrowings under the Term Loan Facility is the earlier to occur of (a) December 31, 2021, and (b) February 16, 2017, if, as of such date, the Company’s 9 1/4% Notes have not been refinanced in full with certain permitted debt. The Term Loan Facility is generally subject to mandatory prepayment in amounts equal to: (a) 100% of the net cash proceeds received from certain asset sales (including insurance recoveries and condemnation events), subject to reinvestment provisions and customary exceptions; (b) 100% of the net cash proceeds from the issuance of new debt (other than certain permitted debt); and (c) 50% of the Company’s Excess Cash Flow (as defined in the Term Loan Credit Agreement), with step-downs to (i) 25% and (ii) 0% based on the Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement).

The Company’s obligations under the Term Loan Facility are unconditionally guaranteed by all of the Company’s material domestic wholly-owned subsidiaries (other than captive insurance subsidiaries, unrestricted immaterial subsidiaries, and certain other subsidiaries identified as excluded subsidiaries in the Term Loan Credit Agreement), provided that a guarantor subsidiary may be released if certain conditions are met. The Company’s obligations under the Term Loan Facility are secured by a substantial portion of its assets as well as the assets of its subsidiaries. The Term Loan Credit Agreement contains other terms and conditions that are customary in agreements used in connection with similar transactions.

The proceeds of the Term Loan Facility primarily were used to finance the January 1, 2015 acquisition of a controlling ownership interest in Carolina Pines Regional Medical Center, a 116-bed acute care facility located in Hartsville, South Carolina through the acquisition of all of the equity interests in Hartsville Medical Group, LLC and substantially all of the equity interests in Hartsville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company.

Debt Covenants

The indentures governing the 9 1/4% Notes, ABL and Term Loan Facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2013 and 2014, we were in compliance with all debt covenants that were subject to testing at such dates.

Capital Resources

We expect that cash on hand, cash generated from our operations and cash expected to be available to us under the ABL Agreement will be sufficient to meet our working capital needs and planned capital expenditure programs for the next 12 months and into the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under the ABL Agreement will be available to enable us to meet these requirements. Our long-term capital projects including a $26 million renovation and expansion of cardiac services to our National Park hospital and a $15 million renovation and expansion of the surgical suites at our Capital Medical Center hospital.

We had $26.4 million and $28.7 million of cash and cash equivalents as of December 31, 2013 and December 31, 2014, respectively. We rely on available cash, cash flows generated by operations and available borrowing capacity under the ABL

Agreement to fund our operations and capital expenditures. The significant majority of our cash is held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

In addition, our liquidity and ability to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that, to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our ABL Agreement, the incurrence of other indebtedness, additional note issuances or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity when needed on terms acceptable to us.

We will continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may draw upon cash on hand, amounts available under our revolving credit facility or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. We may be unable to raise additional equity proceeds from the investment funds affiliated with GTCR, which are our principal investors, or other investors should we need to obtain cash for any of these purposes. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

As market conditions warrant, we and our major equity holders, including GTCR, may from time-to-time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise.

Obligations and Commitments

The following table reflects a summary of obligations and commitments outstanding with payment dates as of December 31, 2014 (in millions):

	Payments Due by Period
	Within 1 Year	During Years 2-3	During Years 4-5	After 5 Years	Total
Contractual Cash Obligations:
Long-term debt (1)	$52.5	$581.7	$12.1	$104.9	$751.2
Operating leases (2)	7.8	11.4	7.8	9.5	36.5
Capital lease obligations, with interest	6.1	11.9	1.3	—	19.3
Estimated self-insurance liabilities (3)	7.0	8.3	3.5	1.4	20.2

Subtotal	$73.4	$613.3	$24.7	$115.8	$827.2

Other Commitments:
Construction and capital improvements (4)	$17.6	$10.5	$—	$—	$28.1
Letters of credit (5)	5.7	—	—	—	5.7
Physician commitments (6)	2.6	0.1	—	—	2.7
Information technology commitments (7)	9.1	18.8	19.7	10.2	57.8

Subtotal	$35.0	$29.4	$19.7	$10.2	$94.3

Total obligations and commitments	$108.4	$642.7	$44.4	$126.0	$921.5

(1)	Includes both principal and interest portions of outstanding debt.
(2)	These obligations are not reflected in our consolidated balance sheets.
(3)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.
(4)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets. Projects consist primarily of two expansion projects expected to close in late 2015 and early 2016.
(5)	Amounts relate to instances in which we have letters of credit outstanding with the third party administrators of our self-insured workers’ compensation program.
(6)	Includes physician guarantee liabilities recognized on our consolidated balance sheets under FASB provisions regarding minimum revenue guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.
(7)	An affiliate of HCA and another third-party vendor provide various information systems services, including but not limited to, financial, clinical, patient accounting and network information services, under contracts that expire beginning 2017. The amounts are based on estimated fees that will be charged to our hospitals with an annual fee increase to our hospitals that is capped by the consumer price index increase.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2014, our Term Loan Facility bears interest at a variable rate. However, the Term Loan Facility was entered into on December 31, 2014 and therefore the impact of a change in the LIBOR rate would not have impacted our interest expense as of December 31, 2014. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the 2010 Revolving Facility in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data.

Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We did not experience a change in or disagreement with our accountants during the year ended December 31, 2014.

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

The Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework and criteria established in Internal Control — Integrated Framework (1992) (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the 1992 Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2014.

On May 14, 2013, COSO issued an updated version of its Internal Control — Integrated Framework (the “2013 Framework”). Both the 1992 Framework and the 2013 Framework provide principles-based guidance for designing and implementing effective internal controls. As of December 31, 2014, the Company continues to utilize the 1992 Framework. The Company has started the process of implementing the 2013 Framework and plans to complete the implementation of the 2013 Framework during the fiscal year ending December 31, 2015.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting in reliance on SEC rules that permit us to provide only management’s report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The table below presents information with respect to the members of Capella’s Board of Directors and executive officers and their ages.

Name	Age	Position
Michael A. Wiechart	49	Director, President and Chief Executive Officer
D. Andrew Slusser	55	Executive Vice President of Acquisitions and Development
Denise W. Warren	53	Executive Vice President, Chief Financial Officer and Treasurer
Neil W. Kunkel	50	Executive Vice President, Chief Legal and Administrative Officer
Troy E. Sybert, MD, MPH	48	Executive Vice President and Chief Medical Officer
Daniel S. Slipkovich	57	Executive Chairman of the Board and Co- Founder
Joseph P. Nolan	50	Director
Robert Z. Hensley	57	Director
David A. Donnini	49	Director
Joshua M. Earl	35	Director

Michael A. Wiechart was named President and Chief Executive Officer in January 2014, and has also been a director of Capella since May 19, 2014. Mr. Wiechart served as the Senior Vice President and Chief Operating Officer of Capella from May 2009 to January 2014. From February 2004 to May 2009, Mr. Wiechart served as a Group President and Division President of LifePoint. Prior to that, Mr. Wiechart served as a Division Chief Financial Officer of the LifePoint from May 1999 until February 2004. Prior to that time, Mr. Wiechart served as vice president/operations controller of Province Healthcare and in various financial positions with HCA. Mr. Wiechart earned a Bachelor of Science degree in Accounting from the University of Kentucky. Mr. Wiechart also earned a Lean Healthcare certification from the University of Tennessee at Knoxville.

D. Andrew Slusser was named Executive Vice President of Acquisitions and Development in January 2014. Mr. Slusser served as the Senior Vice President of Acquisitions and Development of Capella from the formation of Capella in April 2005 to January 2014. From August 1999 to April 2005, Mr. Slusser was the Vice President of Acquisitions and Development for Province Healthcare, responsible for all activities to develop and complete the acquisition of hospitals, including market identification, proposal presentation, negotiation of terms and conditions, pro forma financial statements and management of due diligence. Prior to that, Mr. Slusser was a founding officer and the Senior Vice President and Chief Financial Officer of Arcon Healthcare Inc., a provider of comprehensive ambulatory care services. He has also held Chief Financial Officer positions with HealthTrust and HCA, the latter including Western Group Chief Financial Officer with responsibility for 45 U.S. hospitals, five European hospitals and 125 surgical centers across the United States. Mr. Slusser is a certified public accountant (inactive). Mr. Slusser earned a Bachelor of Business Administration in Accounting from the University of Texas.

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

Troy E. Sybert, MD, MPH became Executive Vice President and Chief Medical Officer of Capella in September 2014. From 2010 until joining Capella, Dr. Sybert served as Chief Quality and Medical Information Officer for Wellmont Health System, which owns and operates healthcare facilities located in northeast Tennessee and southwest Virginia. From 2006 to 2010, he was Chief Medical Officer for University of Texas Medical Branch in Galveston, TX. Dr. Sybert earned his medical degree from University of Texas Southwestern Medical School in 2001, completing a combined internship and residency in internal medicine and general preventive medicine. Board-certified in public health and general preventive medicine, he completed a fellowship in Hospital Medicine at Mayo Clinic. He also completed a master’s degree in public health at University of Texas Medical Branch while achieving certification in Six Sigma/Lean Thinking from the American Society for Quality.

Daniel S. Slipkovich became Executive Chairman of the Board in January 2014. Mr. Slipkovich has served as a director of Capella since May 2005 and served as the Chief Executive Officer from May 2005 to January 2014 and as President of Capella from August 2011 to January 2014. Mr. Slipkovich has managed hospitals in over 20 states through a career that has included investor relations, market strategies, physician recruitment and integration, clinical and operational management, joint venture structuring, information systems development, revenue cycle, HIPAA, ethics and compliance programs. From February 2004 until April 2005, Mr. Slipkovich served as the President and Chief Operating Officer of Province Healthcare, an operator of non-urban acute care hospitals, responsible for broad-based corporate activities as well as all hospital operations through three operating divisions with $900 million in revenue. Prior to that, Mr. Slipkovich worked for HCA and spin-off companies, HealthTrust Purchasing Group (“HealthTrust”) and LifePoint from 1983 to 2003. He previously served in hospital CFO positions and served in several Division Vice President positions and as Group Vice President for HCA in Florida responsible for hospital and ancillary operations with revenue of $5 billion. He was promoted to Senior Vice President for HCA corporate, where he was responsible for the divestiture of 24 hospitals in the spin-off of LifePoint. In addition, Mr. Slipkovich serves on the board of directors of the Federation of American Hospitals and, in 2009, was named to Modern Healthcare’s list of Top 100 Most Powerful People in Healthcare. Mr. Slipkovich is a certified public accountant. Mr. Slipkovich earned an Accounting degree from West Virginia University and attended graduate school at the University of Miami and Virginia Tech.

Joseph P. Nolan has been a director of Capella since May 2005. Mr. Nolan is the founder and Managing Director of Beverly Capital, a Chicago-based investment firm. Prior to founding Beverly, Mr. Nolan enjoyed a 20-year career as a Senior Principal and Senior Advisor with GTCR, a private equity firm currently managing in excess of $7.3 billion. After joining GTCR in 1994, Mr. Nolan became a Senior Principal of the firm in 1996, a co-founder of GTCR Golder Rauner LLC in 1998, and led or co-led GTCR’s healthcare investing efforts for much of his career, before becoming a Senior Advisor to the firm in 2012. Mr. Nolan has served as an investor and director of over 20 public and private companies including HealthSpring, Province healthcare, Managed Healthcare Associates, CompBenefits, Alliant Insurance Services and Devicor Medical Products. Mr. Nolan holds a Masters of Business Administration from the University of Chicago and a Bachelors of Science in Accounting with High Honors from the University of Illinois.

Robert Z. Hensley has been a director of Capella since January 2009. From July 2002 to September 2003, Mr. Hensley was an audit partner at Ernst & Young, LLP in Nashville, Tennessee. Prior to that, he served as an audit partner at Arthur Andersen LLP in Nashville, Tennessee from 1990 to 2002, and was managing partner of the Nashville, Tennessee office of Arthur Andersen LLP from 1997 to July 2002. Mr. Hensley is the founder and an owner of two real estate and rental property development companies, each of which is located in Destin, Florida. He also serves on the board of directors of Diversicare, a publicly traded provider of long-term care services to nursing home patients and residents of assisted living facilities. He also currently serves on the board of several privately held companies. From 2011 to 2013, Mr. Hensley served on the board of directors of Greenway Medical Technologies, Inc., a publicly traded provider of software and services to ambulatory medical providers. From 2006 to 2010, Mr. Hensley also served as a director of COMSYS IT Partners, Inc., an information technology services company and Spheris, Inc., a provider of medical transcription technology and services. Since 2008, Mr. Hensley has served as a senior advisor to the healthcare and transaction advisory services groups of Alvarez and Marsal, LLC, a professional services company. Mr. Hensley holds a M.A. in Accountancy and a Bachelor of Science in Accounting from the University of Tennessee. Mr. Hensley is a certified public accountant.

David A. Donnini has been a director of Capella since March 19, 2014. Mr. Donnini joined GTCR in 1991 and is a Managing Director of GTCR. Mr. Donnini previously worked as an Associate Consultant at Bain & Company. Mr. Donnini leads GTCR’s Business Services Group and is Co-Head of the Financial Services & Technology Group. Mr. Donnini serves as a director of the following other GTCR portfolio companies: AssuredPartners, Inc., Ironshore Inc., Protection One, Inc., Sterigenics International, Inc. and Land Lease Group, LLC. Mr. Donnini is also a member of the board of directors of the Countryside School in Champaign, Illinois. Mr. Donnini earned a Masters in Business Administration from Stanford University, where he was an Arjay Miller Scholar and Robichek Finance Award winner, and a Bachelor of Arts in Economics, summa cum laude, from Yale University.

Joshua M. Earl has been a director of Capella since March 19, 2014. Mr. Earl joined GTCR in 2003 and became a Principal of GTCR in 2012. Prior to joining GTCR, he worked as an Analyst at Credit Suisse. Mr. Earl currently serves as a director of the following other GTCR portfolio companies: Correctional Healthcare Companies, Inc. and Curo Health Services. Mr. Earl holds a Bachelor of Business Administration in Finance and Business Economics and a Bachelor of Arts in Japanese, summa cum laude, from the University of Notre Dame.

Board of Directors and Board Committees

Capella’s Board of Directors consists of six members, two of whom are designated by GTCR, two of whom are designated by a majority of our investors, one of whom is Capella’s Executive Chairman of the Board, and one whom is Capella’s President and Chief Executive Officer. The Board of Directors currently has two standing committees: the Audit Committee and the Compensation Committee. Each of the directors designated by GTCR has the right to serve on all standing committees of the Board of Directors.

Name of Director	Audit Committee	Compensation Committee
David A. Donnini	—	X
Joshua M. Earl	X	X
Robert Z. Hensley (1) (2)	X	X
Joseph P. Nolan (2)	—	X
Daniel S. Slipkovich	—	—
Michael A. Wiechart	—	—

(1)	Mr. Hensley is designated as the audit committee’s financial expert.
(2)	Capella is not subject to any listing standards but the Board believes that Messrs. Hensley and Nolan would be considered “independent” based on NYSE and NASDAQ listing standards.

Risk Oversight

We maintain a comprehensive, company-wide Ethics & Compliance program to address healthcare regulatory and other compliance requirements. This Ethics & Compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees and annual coding audits. The organizational structure of our Ethics & Compliance program includes oversight by the Board of Directors and the CECC, a high-level Corporate Ethics & Compliance Committee. The Vice President of Ethics & Compliance reports jointly to the Chief Executive Officer and to the Board of Directors, serves as the Chief Compliance Officer and is charged with direct responsibility for the day-to-day oversight of our compliance program.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued by us and our subsidiaries for each of the last two years with respect to Capella’s Chief Executive Officer and two other most highly compensated executive officers. (collectively, the “Named Executive Officers” or “NEOs”):

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Michael A. Wiechart (7)	2014	$650,000	$56,593	$1,839,419	$1,776,963	$437,645	$2,710	$4,763,330
President and Chief Executive Officer	2013	$450,007	$92,020	$—	$—	$—	$277,166	$819,193

Denise W. Warren (6)	2014	$495,837	$56,593	$407,687	$883,735	$329,732	$3,142	$2,173,584
Executive Vice President, Chief Financial Officer and Treasurer	2013	$450,007	$91,767	$—	$—	$—	$2,710	$544,916

Daniel S. Slipkovich (5)	2014	$483,333	$65,000	$—	$335,973	$335,000	$4,222	$1,223,528
Executive Chairman of the Board	2013	$650,000	$112,427	$—	$—	$—	$4,222	$766,649

(1)	The Compensation Committee and the Board of Directors may make discretionary bonuses outside of the non-equity incentive compensation plan. This flexibility is retained because the evaluation of the performance of an NEO may lead the Compensation Committee and the Board of Directors to determine that an NEO should receive additional compensation in a year regardless of whether the financial goal established under the non-equity incentive compensation plan is achieved. In 2013 and 2014, Ms. Warren and Messrs. Slipkovich and Wiechart each received a discretionary bonus as outlined in the table above, some of which was in conjunction with the Company’s management restructuring and reorganization plan.
(2)	Reflects the grant date fair value calculated in accordance with Accounting Standards Codification 718-10, “Compensation – Stock Compensation” (“ASC 718-10”). See additional disclosure at Note 12 to the Company Consolidated Financial Statements for more information.
(3)	Reflects cash awards earned under our non-equity incentive compensation plan. See the section below entitled “- Non-Equity Incentive Compensation Plan.”
(4)	Details of the amounts included in “All Other Compensation” for 2014 are as follows:

	Group term life	Long-term disability	Total
Michael A. Wiechart	$810	$1,900	$2,710
Denise W. Warren	1,242	1,900	3,142
Daniel S. Slipkovich	$2,322	$1,900	$4,222

(5)	Daniel S. Slipkovich held the position of President and Chief Executive Officer through December 31, 2013.
(6)	Denise W. Warren was named Executive Vice President, Chief Financial Officer and Treasurer effective January 1, 2014.
(7)	Michael A. Wiechart was appointed to the role of President and Chief Executive Officer effective January 1, 2014.

Outstanding Equity Awards

The following table sets forth information as of December 31, 2014 with respect to outstanding equity awards granted to each of the NEO’s.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Name	Exercisable	Unexercisable (1)
Michael A. Wiechart	—	31,618,555	$0.16	4/17/2024	—	—
Denise W. Warren	—	14,924,107	$0.16	4/17/2024	—	—
Daniel S. Slipkovich	—	5,938,338	$0.16	4/17/2024	—	—

(1)	The options reflected in this column are time-vested awards that will vest and become exercisable with respect to 20% of the shares underlying the option on each of the first five anniversaries of the grant date, subject to the grantee’s compliance with the other terms of the award agreement.

Employment Agreements with the NEOs

Capella has entered into an employment agreement with each of the NEOs. Each of the employment agreements has substantially similar terms. The employment agreements establish the initial base salary of the applicable NEOs. The base salaries are reviewed and adjusted by the Compensation Committee of the Board of Directors once per year. In addition to the annual salary review, based upon the recommendations of the Chief Executive Officer, the Compensation Committee and the Board of Directors also may adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness in the market. Additionally, the employment agreements establish the cash incentive bonus potential of each NEO under the non-equity compensation plan as a percentage of base salary. Each of Ms. Warren and Messrs. Slipkovich and Wiechart was eligible to earn a potential cash incentive bonus under the non-equity compensation plan of 75% of his or her base salary.

Under the terms of each employment agreement, the NEO and Capella may terminate the employment agreement at any time with or without cause. Under certain circumstances, an NEO may receive severance payments. See the section below entitled “-Potential Termination and Change-in-Control Payments.” Each NEO has agreed that during employment and for a certain period thereafter, such NEO may not directly or indirectly, anywhere in the United States, own, manage, control, participate in, consult with, render services for, or in any manner engage in any competing business with our businesses. Each of Mr. Slipkovich and Ms. Warren agreed that such restriction shall continue for a one year period after the end of his or her respective employment for any reason. Mr. Wiechart agreed that, if he voluntarily terminates his employment without good reason or is terminated for cause, he is subject to such restriction for two years following the end of his employment.

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

The employment agreements contain certain severance arrangements that provide for severance payments in the following circumstances:

•	If Mr. Wiechart is terminated without Cause or as a result of Disability or death or he resigns for Good Reason, then he is entitled to receive his annual base salary for two years.

•	If Ms. Warren is terminated without Cause or as a result of Disability or death or she resigns for Good Reason, then she is entitled to receive her annual base salary for one year; and

•	If Mr. Slipkovich is terminated without Cause or as a result of a Disability or death or he resigns for Good Reason, then he is entitled to receive his annual base salary for an 18-month period, and, upon termination for any reason other than a termination by the Company with Cause, then he is also entitled to cause Holdings to purchase of portion of his shares of Holdings common stock at fair market value as of the date such right is exercised;

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

The amount of estimated compensation payable to each NEO entitled to benefits if any such event had occurred on December 31, 2014 is listed in the tables below:

Michael A. Wiechart

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause	Resignation for Good Reason	Change in Control		Death or Disability
Cash Payments	$1,300,000	$1,300,000	—		$1,300,000
Accelerated Vesting of Unvested Stock Options	—	—	$1,776,963	(1)	—

(1)	Reflects the accelerated vesting of 31,618,555 options for shares of Holdings common stock that remain unvested. The amount of compensation reflected in this column is represents the grant date fair value calculated under ASC 718 of options awarded. Refer to Note 12 in the Company’s audited consolidated financial statements for a discussion of the assumptions used to determine the grant date fair value of these awards.

Denise W. Warren

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause	Resignation for Good Reason	Change in Control		Death or Disability
Cash Payments	$500,001	—	—		$500,001
Accelerated Vesting of Unvested Stock Options	—	—	$883,735	(1)	—

(1)	Reflects the accelerated vesting of 14,924,107 options for shares of Holdings common stock that remain unvested. The amount of compensation reflected in this column represents the grant date fair value calculated under ASC 718 of options awarded. Refer to Note 12 in the Company’s audited consolidated financial statements for a discussion of the assumptions used to determine the grant date fair value of these awards.

Daniel S. Slipkovich

Executive Benefits and Payments upon Termination	Involuntary Termination without Cause		Resignation for Good Reason		Change in Control		Death or Disability
Cash Payments	$675,000		$675,000		—		$675,000
Accelerated Vesting of Unvested Restricted Stock	—		—		$163,382	(3)	—
Accelerated Vesting of Unvested Stock Options	—		—		$5,938,338	(2)	—
Put Right	$1,015,564	(1)	$1,015,564	(1)	—		—

(1)	Reflects the right to require Holdings to purchase 6,347,275 shares of Holdings common stock based on a per share price of $0.16 per share, which was determined to be the fair market value of Holdings common stock as of April 17, 2014 by the Board of Directors. As a fair market value of Holdings has not been determined for the Company by a third party appraiser since December 31, 2011, the current fair market value of Holdings common stock could be materially different. In May 2005, Mr. Slipkovich originally purchased the shares of common stock for fair market value.
(2)	Reflects the accelerated vesting of 5,938,338 options for shares of Holdings common stock that remain unvested. The amount of compensation reflected in this column is represents the grant date fair value calculated under ASC 718 of options awarded. Refer to Note 12 in the Company’s audited consolidated financial statements for a discussion of the assumptions used to determine the grant date fair value of these awards.
(3)	Reflects the accelerated vesting of 789,887 shares of Holdings common stock that remain unvested until certain terms are met upon a Sale of the Company or an Initial Public Offering. The amount of compensation reflected in this column is based on a per share price of $0.16, which was determined to be the fair market value of Holdings common stock as of December 31, 2014 by the Board of Directors. As the fair market value of Holdings has not been determined for the Company by a third-party appraiser since 2011, the current fair market value of Holdings common stock could be material different. Mr. Slipkovich purchased these shares for fair market value in May 2005.

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

Under the non-equity incentive compensation plan, cash incentive bonuses that are earned for achievement of pre-established performance goals are generally paid in the first four months of the year following the year during which such goals were achieved; however, even if performance goals are achieved, the amount, if any, ultimately paid under the non-equity incentive compensation plan is subject to the discretion of the Board.

For 2014, the Compensation Committee of the Board of Directors, based on the recommendation of the Chief Executive Officer, determined a potential cash incentive bonus amount for each NEO based on a specific percentage of each NEO’s base salary. For 2014, each of Ms. Warren and Messrs, Slipkovich and Wiechart was eligible to earn a potential cash incentive bonus of 75% of his or her base salary (the “Maximum Cash Incentive Amount”). Each NEO can earn up to 100% of his or her Maximum Cash Incentive Amount if certain performance goals are achieved. Certain of the performance goals for 2014 were achieved and, as a result, each Mr. Weichart, Ms. Warren and Mr. Slipkovich is, subject to Board approval, eligible to receive approximately 90%, 89% and 92%, respectively, of his or her Maximum Cash Incentive Amount (the “Eligible Payment”). Amounts estimated to be received by each NEO is included in the table above.

Equity Incentive Compensation

The Board of Directors of Holdings previously adopted the Capella Holdings, Inc. 2006 Stock Option Plan (the “2006 Stock Option Plan”), which permits the Board of Directors of Holdings to issue stock options to our directors, executive officers and other key personnel, subject to the terms and conditions set forth in the 2006 Stock Option Plan and in each option award. Holdings has never issued stock options under the 2006 Stock Option Plan. In April 2014, the Board of Directors of Holdings adopted the Capella Holdings, Inc. 2014 Stock Option Plan (the “2014 Stock Option Plan”), effectively replacing the 2006 Stock Option Plan. Although equity incentive compensation awards historically have not been granted as an element of NEO compensation, in 2014, the Compensation Committee made a discretionary grant of fully vested restricted stock to the NEO’s.

DIRECTOR COMPENSATION

During the year ended December 31, 2014, none of our directors received compensation for their service as a member of the Board, except for Mr. Hensley and Mr. Nolan. Mr. Hensley and Mr. Nolan are the only members of the Board that we believe would be considered “independent” based upon NYSE and NASDAQ listing standards. All of our directors are reimbursed for reasonable expenses incurred in connection with their services.

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
Joseph P. Nolan	$35,000	$—	$—	$35,000
Robert Z. Hensley	35,000	—	—	35,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Donnini, Earl, Hensley, and Nolan served as members of our Compensation Committee throughout 2014. Mr. Katz served as a member of the Compensation Committee until his resignation from the Board of Directors in March 2014. Messrs. Donnini and Earl began serving on the Compensation Committee when they joined the Board of Directors in March 2014. Although Messrs. Donnini, Earl, Hensley, and Nolan serve on the board of Holdings, none of them has at any time been an officer or employee of Capella, Holdings or any of their subsidiaries. Additionally, none of our executive officers has served as a member of another entity’s compensation committee, one of whose executive officers served on our Compensation Committee or was one of our directors. Members of our Compensation Committee have certain relationships with Capella and Holdings, as described in the section below entitled “Item 13. Certain Relationships and Related Transactions, Director Independence.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

All of Capella’s capital stock is owned by our parent company, Holdings. The table below presents information with respect to the beneficial ownership of Holdings common stock and Holdings preferred stock as of December 31, 2014 by (a) any person or group who beneficially owns more than five percent of Holdings common stock or Holdings preferred stock, (b) each of Capella’s directors and Named Executive Officers and (c) all directors and executive officers of Capella as a group. The percentages provided in the table are based on 767,121,857 shares of Holdings common stock outstanding as of January 31, 2015.

Name of Beneficial Holder(1)	Shares of Common Stock Beneficially Owned(3)		Percentage of Common Stock Beneficially Owned	Shares of Preferred Stock Beneficially Owned(3)	Percentage of Preferred Stock Beneficially Owned
GTCR(2)	729,524,235	(4)(5)	95.1%	—	—
Daniel S. Slipkovich	11,227,796	(6)(7)	1.5	—	—
Denise W. Warren	2,278,636		0.3	—	—
Michael A. Wiechart	7,153,840		0.9	—	—
David A. Donnini	—		—	—	—
Joshua M. Earl	—		—	—	—
Robert Z. Hensley	213,963		*	—	—
Joseph P. Nolan	—		—	—	—
All directors and executive officers as a group (10 persons)	23,047,613	(8)	3.0	—	—

*	Less than one percent.
(1)	Each owner has agreed to vote their shares in accordance with the Stockholders Agreement. See “Certain Relationships and Related Transactions — Stockholders Agreement.”
(2)	The address of GTCR is 300 N. LaSalle Street, Suite 5600, Chicago, Illinois 60654.
(3)	Beneficial ownership includes voting or investment power with respect to securities and includes shares that an individual has a right to acquire within 60 days after January 31, 2014.
(4)	Includes 617,801,975, 108,424,810 and 3,297,450 shares owned by GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P. and GTCR Co-Invest II, L.P., respectively.
(5)	Reflects the conversion of 205,541.741 shares of Holdings preferred stock previously held by GTCR and its affiliates into 679,524,234 shares of Holdings common stock in connection with the April 2014 equity restructuring of Holdings.
(6)	Reflects the conversion of [1,173.964] shares of Holdings preferred stock previously held by Mr. Slipkovich into 6,708,366 shares of Holdings common stock in connection with the April 2014 equity restructuring of Holdings.
(7)	Includes 789,887 shares owned by Mr. Slipkovich with financial rights that do not vest until a sale of the Company or an initial public offering but for which Mr. Slipkovich currently has voting power.
(8)	Reflects the conversion of 1,185.279 shares of Holdings preferred stock previously held by all directors and executive officers as a group into 6,773,023 shares of Holdings common stock in connection with the April 2014 equity restructuring of Holdings.

Holdings issues stock-based awards to the Company’s employees from time to time, including stock options and other stock-based awards in accordance with Holdings’ various board-approved compensation plans. In April 2014, Holdings adopted the 2014 Stock Option Plan, which effectively replaced the 2006 Stock Option Plan. The following table provides information as of December 31, 2014 with respect to the 2014 Stock Option Plan under which shares of the common stock of Holdings are authorized for issuance. See additional disclosure at Note 12 to the Company’s Consolidated Financial Statements for more information.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in second column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	89,161,241	$0.16	1,366,361
Total	89,161,241		1,366,361

(1)	Represents stock options granted or issuable under the 2014 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Stock Purchase Agreement

In accordance with a Stock Purchase Agreement, dated May 4, 2005, as amended by Supplement No. 1 to the Stock Purchase Agreement, dated April, 2007 and Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated February 29, 2008 (collectively, the “Purchase Agreement”), Holdings authorized the issuance and sale to GTCR of 196,000.000 shares of Holdings Cumulative Redeemable Preferred Stock and 50,000,000 shares of Holdings common stock. At the initial closing, GTCR purchased 25,000,000 shares of Holdings common stock at a price of $0.08 per share for gross proceeds of $2,000,000. At such time, GTCR intended to provide up to $198,000,000 in equity financing to Holdings as the equity portion of the debt and equity financing necessary to fund the acquisition of acute care hospitals, in each case as approved by the board of directors of Holdings and by GTCR. Such additional equity financing would be provided through the purchase by GTCR of up to 25,000,000 shares of Holdings common stock at $0.08 per share and 196,000.000 shares of Holdings preferred stock at $1,000 per share (each such purchase, a “Subsequent Closing”). As of December 31, 2014, 50,000,000 shares of Holdings common stock and 205,541.741 shares of Holdings preferred stock have been purchased by GTCR in Subsequent Closings. This agreement called for the execution of employment agreements with executive management (see “Executive Compensation-Summary Compensation Table-Employment Agreements”), a Stockholders Agreement, a Registration Rights Agreement and a Professional Services Agreement. Pursuant to the Purchase Agreement, Holdings may not, among other things, without the prior written consent of the majority holders, pay any dividends or make distributions, make or permit any subsidiaries, including Capella, to make any loans or advances, or merge or consolidate with any person. Under the Purchase Agreement, Holdings agreed to pay certain expenses of GTCR, including fees and expenses incurred with respect to any amendments or waivers and stamp and other taxes in connection with the Purchase Agreement.

Stockholders Agreement

The Stockholders Agreement, as amended by Amendment No. 1, dated February 29, 2008 and Amendment No. 2, dated April 17, 2014, includes various provisions such as restrictions with respect to the designation of the board of directors of Holdings, sale of the stock, tag-along rights and rights of first refusal. Certain of the transfer restrictions expired on May 4, 2010. The tag-along rights allow all stockholders to participate in any potential sale of Holders stock by GTCR. The right of first refusal gives Holdings a right of first refusal on the same terms as a proposed transfer until the earliest of a public offering, the time of a public sale by a stockholder, the consummation of an approved sale, or the date on which such stock has been transferred under the right of first refusal. If the board of directors of Holdings and the holders of a majority of the Holdings common stock held by GTCR and its affiliates (the “Investor Majority”) approve a sale of Holdings, each holder of shares shall vote for the sale. If the sale is a (i) merger or consolidation, each holder waives all dissenter’s rights and appraisal rights, (ii) a sale of stock, each holder of shares shall agree to sell all of his shares or rights to acquire shares on the terms and conditions approved by the Holdings Board and the Investor Majority or (iii) sale of assets, each holder of shares shall vote such holder’s shares to approve such sale.

Registration Rights Agreement

In connection with the Purchase Agreement, we entered into the Registration Rights Agreement, dated May 4, 2005. At any time, GTCR may request registration under the Securities Act of all or any portion of its registrable securities of Holdings. GTCR may request an unlimited number of both short-form and long-form registrations. Holdings must give prompt written notice of its intent to register any securities in order to allow for piggy-back registration rights of the holders of registrable securities. Whenever the holders of registrable securities have requested that any registrable securities be registered pursuant to the Registration Rights Agreement, Holdings must use its best efforts to effect the registration and the sale of such registrable securities in accordance with the intended method of disposition.

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

Equity Restructuring of Holdings

During April 2014, Holdings completed an equity restructuring that included the conversion of $206.7 million of Holdings’ preferred stock outstanding to a net 686.3 million shares of Holdings’ common stock and the forgiveness of $140.1 million of previously accrued dividends on preferred stock accreted as of March 31, 2014. This conversion impacted GTCR, Mr. Slipkovich (the Executive Chairman of the Board) and Mr. Slusser (the Company’s Executive Vice President of Acquisitions and Development). Please refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Security Ownership of Certain Beneficial Owners and Management” for additional information regarding the conversion and current Holdings’ ownership.

In connection with the equity restructuring, Holdings issued to the Company’s employees approximately 18,203,000 restricted shares and, under the 2014 Stock Option Plan, approximately 89,838,000 stock options. For more information about the grant of these stock and option awards to the Company’s employees, please refer to “Item 11. Executive Compensation — Summary Compensation Table” and Notes 1 and 12 to the Company Consolidated Financial Statements. Additionally, Mr. Hensley (a director of the Company) received 196,963 restricted shares and 828,955 option awards in connection with the equity restructuring.

Director Independence

Though not formally considered by the Board of Directors because our common stock is not currently listed or traded on any national securities exchange, based upon the listing standards of the New York Stock Exchange (“NYSE”) and NASDAQ, we do not believe that any of our directors other than Mr. Hensley and Mr. Nolan would be considered “independent” because of their relationships with us or GTCR, which holds significant interests in Holdings, which owns 100% of our outstanding stock. Accordingly, we do not believe that Mr. Earl a member of our Audit Committee and Compensation Committee, would meet the independence requirements of Rule 10A-1 of the Exchange Act, or the NYSE’s independence requirements. We do not have a nominating/corporate governance committee, or a committee that serves a similar purpose.

Item 14.	Principal Accountant Fees and Services.

The table below provides information concerning fees for services rendered by Ernst & Young LLP during the last two fiscal years. The nature of the services provided in each such category is described following the table.

Description of Fees	Amount of Fees
	2013	2014
Audit Fees	$1,216,866	$1,129,240
Audit-Related Fees	—	132,279
Tax Fees	52,708	67,774
All Other Fees	—	—

Total	$1,269,574	$1,329,293

Audit Fees — These fees were primarily for professional services rendered by Ernst & Young LLP in connection with the audit of the Company’s consolidated annual financial statements, reviews of the interim condensed consolidated financial statements and its quarterly report on Form 10-Q for the first three fiscal quarters of the fiscal years ended December 31, 2013 and 2014.

Audit-Related Fees — These fees were primarily for services rendered by Ernst & Young LLP for transactional related services.

Tax Fees — These fees were for services rendered by Ernst & Young LLP for assistance with tax compliance regarding tax filings and also for other tax advice and consulting services.

All Other Fees — These fees represent fees for services provided to the Company by Ernst & Young LLP not otherwise included in the categories above.

Pre-approval of Services Performed by the Independent Registered Public Accounting Firm

The charter of the Audit Committee provides that the Audit Committee must pre-approve all services to be provided by the independent auditors prior to the commencement of work. Unless the specific service has been pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it. For 2014, all services provided by Ernst & Young LLP were pre-approved by the Audit Committee.

The Audit Committee considered and determined that the provision of non-audit services by Ernst & Young LLP during 2013 and 2014 was compatible with maintaining auditor independence. None of these services is of a type that is prohibited under the independent registered public accounting firm independence standards of the SEC.

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

(b) Exhibits:

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1⁄4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 2, 2012)

4.4	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Stock Purchase Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.2	Supplement No. 1 to the Stock Purchase Agreement, dated as of April , 2007, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.3	Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.4	Stockholders Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.5	Amendment No. 1 to the Stockholders Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

Exhibit Number	Description

10.6	Amendment No. 2 to the Stockholders Agreement, dated as of April 17, 2014, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein

10.7	Registration Rights Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.8	Professional Services Agreement, dated as of May 4, 2005, between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.9	Amendment No. 1 to Professional Services Agreement between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc., dated as of November 30, 2005 (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.10	Amended and Restated Loan Agreement, dated as of December 31, 2014, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, Capella Holdings, Inc. and certain guarantying subsidiaries as Guarantors, certain financial institutions as Lenders, Bank of America, N.A. as Administrative Agent and Collateral Agent, Citibank, N.A. as Syndication Agent, General Electric Capital Corporation as Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc. and GE Capital Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners **

10.11	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Daniel S. Slipkovich (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.12	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.13	Amendment No. 2 to Senior Management Agreement, dated as of September 15, 2014, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on October 31, 2014) *

10.14	Senior Management Agreement, dated May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and David Andrew Slusser (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.15	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., David Andrew Slusser and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.16	Senior Management Agreement, dated as of October 17, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Denise Wilder Warren (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.17	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.18	Amendment No. 2 to Senior Management Agreement, dated as of November 18, 2014, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. *

10.19	Senior Management Agreement, dated as of May 26, 2009, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Michael Wiechart (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.20	Form of Amendment No. 1 to Senior Management Agreement, dated as of August 24, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

Exhibit Number	Description

10.21	Amendment No. 2 to Senior Management Agreement, dated as of November 18, 2014, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. *

10.22	Capella Holdings, Inc. Deferred Compensation Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.23	Computer and Data Processing Services Agreement, effective February 21, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.24	Amendment No. 001 to Computer and Data Processing Services Agreement, effective May 5, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.25	Lease Agreement, dated April 3, 2007, by and among Muskogee Medical Center Authority, d/b/a Muskogee Regional Medical Center , Muskogee Regional Medical Center, LLC, and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.26	Form of Redemption Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.27	Senior Management Agreement, dated September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil W. Kunkel (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 11, 2011) *

10.28	Capella Holdings, Inc. 2014 Stock Option Plan (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on April 23, 2014) *

10.29	Form of Nonqualified Stock Option Agreement under the Capella Holdings, Inc. 2014 Stock Option Plan (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on April 23, 2014) *

10.30	Credit Agreement, dated as of December 31, 2014, among Capella Healthcare, Inc., Capella Holdings, Inc., various lenders and Credit Suisse AG, Cayman Islands Branch as Administrative Agent **

21	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management compensatory plan or arrangement.
**	Certain information has been omitted pursuant to a confidential treatment request filed with the SEC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CAPELLA HEALTHCARE, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Capella Healthcare, Inc.

We have audited the accompanying consolidated balance sheets of Capella Healthcare, Inc., a wholly owned subsidiary of Capella Holdings, Inc., as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Healthcare, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 27, 2015

Capella Healthcare, Inc.

Consolidated Balance Sheets

(In millions, except for share and per share amounts)

	December 31,
	2013	2014
Assets
Current assets:
Cash	$26.4	$28.7
Restricted cash	—	73.9
Accounts receivable, net of allowance for doubtful accounts of $105.5 and $84.4 at December 31, 2013 and 2014, respectively	126.3	120.9
Inventories	24.3	23.7
Prepaid expenses and other current assets	5.0	5.1
Other receivables	6.6	5.8
Assets held for sale	13.1	33.7
Deferred tax assets	2.5	2.4

Total current assets	204.2	294.2
Property and equipment:
Land	37.8	30.9
Buildings and improvements	389.4	366.1
Equipment	245.1	239.2
Construction in progress (estimated cost to complete at December 31, 2014 is $28.1 million)	8.0	7.9

	680.3	644.1
Accumulated depreciation	(224.2)	(234.5)

	456.1	409.6
Goodwill	133.6	127.9
Intangible assets, net	13.2	10.9
Other assets, net	23.7	27.1

Total assets	$830.8	$869.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$28.5	$29.8
Salaries and benefits payable	23.8	27.5
Accrued interest	23.3	23.3
Other accrued liabilities	32.7	23.5
Current portion of long-term debt	49.6	6.0
Revolving facility	—	5.0
Liabilities held for sale	1.9	3.6

Total current liabilities	159.8	118.7
Long-term debt	507.8	607.8
Deferred income taxes	17.3	18.2
Other liabilities	28.4	31.0
Redeemable non-controlling interests	21.4	11.7
Due to parent	210.9	213.7
Stockholder’s deficit:
Common stock, $0.01 par value; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2013 and 2014, respectively	—	—
Retained deficit	(114.8)	(131.4)

Total stockholder’s deficit	(114.8)	(131.4)

Total liabilities and stockholder’s deficit	$830.8	$869.7

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Operations

(In millions)

	Year Ended December 31,
	2012	2013	2014
Revenue before provision for bad debts	$737.2	$768.9	$788.9
Provision for bad debts	(78.6)	(100.8)	(75.5)

Revenue	658.6	668.1	713.4
Costs and expenses:
Salaries and benefits	303.1	312.7	333.4
Supplies	106.9	116.0	121.7
Other operating expenses	160.0	168.1	176.3
Other income	(4.4)	(10.7)	(13.2)
Management fee to related party	0.2	0.2	0.2
Interest, net	53.1	55.0	53.7
Depreciation and amortization	35.2	41.5	41.5

Total costs and expenses	654.1	682.8	713.6

Income (loss) from continuing operations before income taxes	4.5	(14.7)	(0.2)
Income taxes	3.0	4.0	4.7

Income (loss) from continuing operations	1.5	(18.7)	(4.9)
Loss from discontinued operations, net of tax	(14.1)	(11.8)	(18.4)

Net loss	(12.6)	(30.5)	(23.3)
Less: Net income attributable to non-controlling interests	1.5	1.3	1.8

Net loss attributable to Capella Healthcare, Inc.	$(14.1)	$(31.8)	$(25.1)

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Stockholder’s Deficit

(In millions, except for share amounts)

	Common Stock		Retained	Total Stockholder’s
	Shares	Amount	Deficit	Deficit
Balance at December 31, 2011	100	$—	$(63.6)	$(63.6)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(0.6)	(0.6)
Establishment of non-controlling interests related to St. Thomas joint venture			(3.5)	(3.5)
Net loss	—	—	(14.1)	(14.1)

Balance at December 31, 2012	100	—	(81.8)	(81.8)
Adjustment to redemption value of redeemable non-controlling interests	—	—	(1.2)	(1.2)
Net loss	—	—	(31.8)	(31.8)

Balance at December 31, 2013	100	—	(114.8)	(114.8)
Adjustment to redemption value of redeemable non-controlling interests	—	—	8.5	8.5
Net loss	—	—	(25.1)	(25.1)

Balance at December 31, 2014	100	$—	$(131.4)	$(131.4)

See accompanying notes.

Capella Healthcare, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2013	2014
	(In Millions)
Operating activities
Net loss	$(12.6)	$(30.5)	$(23.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	14.1	11.8	18.4
Depreciation and amortization	35.2	41.5	41.5
Amortization of loan costs and debt discount	3.9	4.0	3.8
Provision for bad debts	78.6	100.8	75.5
Deferred income taxes	2.0	3.1	3.1
Stock-based compensation	1.0	0.8	4.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(91.7)	(109.6)	(77.3)
Inventories	(0.8)	(0.5)	(1.3)
Prepaid expenses and other current assets	0.2	0.6	.1
Accounts payable and other current liabilities	7.2	11.3	(4.2)
Accrued salaries	1.1	0.9	5.1
Other	2.5	(2.4)	2.2

Net cash provided by operating activities – continuing operations	40.7	31.8	47.7
Net cash provided by (used in) operating activities – discontinued operations	3.3	(1.0)	(3.3)

Net cash provided by operating activities	44.0	30.8	44.4
Investing activities
Purchases of property and equipment, net	(29.5)	(24.9)	(24.5)
Escrow payment on acquisition of healthcare business	—	—	(73.9)
Acquisition of healthcare businesses	(26.0)	—	—
Proceeds from disposition of healthcare businesses	12.4	1.6	11.2

Net cash used in investing activities – continuing operations	(43.1)	(23.3)	(87.2)
Net cash used in investing activities – discontinued operations	(4.3)	(3.5)	(0.7)

Net cash used in investing activities	(47.4)	(26.8)	(87.9)
Financing activities
Payments on capital leases and other obligations	(0.8)	(9.8)	(49.9)
Borrowings on Revolving Facility	—	—	40.0
Payments on Revolving Facility	—	—	(35.0)
Proceeds from Term Note	—	—	99.0
Advances (to) from Parent	(0.4)	1.3	(1.2)
Payment of debt issue costs	(0.2)	—	(5.4)
Distributions to non-controlling interests	(1.7)	(1.2)	(1.8)
Sale (repurchase) of non-controlling interests	(1.1)	(0.2)	0.1

Net cash provided by (used in) financing activities – continuing operations	(4.2)	(9.9)	45.8
Net cash used in financing activities – discontinued operations	(1.5)	(1.0)	—

Net cash provided by (used in) financing activities	(5.7)	(10.9)	45.8

Change in cash	(9.1)	(6.9)	2.3
Cash at beginning of year	42.4	33.3	26.4

Cash at end of year	$33.3	$26.4	$28.7

Supplemental disclosure of cash flow information
Cash paid for interest	$47.1	$51.2	$49.6

Cash paid for taxes	$0.4	$1.6	$1.3

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations	$50.3	$14.5	$5.4

See accompanying notes.

Capella Healthcare, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

At December 31, 2014, as part of continuing operations, the Company operated nine general acute care hospitals and ancillary healthcare facilities (eight of which the Company owns and one of which the Company leases pursuant to a long-term lease) with a total of 1,309 licensed beds. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed or are included in assets and liabilities held for sale.

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

Discontinued Operations

In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) authoritative guidance regarding accounting for the impairment or disposal of long-lived assets, the Company has presented the operating results, financial position and cash flows of its previously disposed facilities or planned disposal of facilities classified as held for sale as discontinued operations, net of income taxes, in the accompanying consolidated financial statements.

General and Administrative Costs

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $25.5 million, $23.7 million and $28.6 million for the years ended December 31, 2012, 2013 and 2014, respectively. Business development costs and refinancing related costs also included within the aforementioned general and administrative costs, included in other operating expenses on the consolidated statement of operations, were $5.5 million, $3.3 million and $2.2 million for the years ended December 31, 2012, 2013 and 2014, respectively. Stock-based compensation costs also included within the aforementioned general and administrative costs, including in salaries and benefits on the consolidated statement of operations were $1.0 million, $0.8 million and $5.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, restricted cash, accounts receivable inventories, prepaid expenses and other current assets, other receivables accounts payable, salaries and benefits payable, accrued interest, and other accrued liabilities approximate fair value because of the short-term nature of these instruments. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) and the Term Loan Facility (as defined in Note 5) was $500.0 million and $99.0 million, respectively, at December 31, 2014. The estimated fair value of the 9 1/4% % Notes and Term Loan Facility at December 31, 2014 was approximately $521.3 million and $99.0 million, respectively. The estimated fair value of the 9 1/4% Notes was based on the average bid and ask price as quoted by the Company’s administrative agent. The estimated of fair value of the Term Loan Facility is based upon the quoted market prices or quoted market prices for similar issues of long-term debt with the same maturities. The estimated fair value of the 9 1/4% Notes and Term Loan Facility are categorized as Level 2 within the fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) 820-10, “Fair Value Measurements and Disclosures”.

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

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012(2)	2013	2014
Medicare(1)	38.8%	38.0%	39.0%
Medicaid(1)	14.3	14.1	17.5
Managed Care and other(3)	36.9	36.8	36.0
Self-Pay	10.0	11.1	7.5

Total	100.0%	100.0%	100.0%

(1)	Includes revenue before the provision for bad debts received under managed Medicare or managed Medicaid programs.
(2)	Medicaid revenue includes approximately $21.5 million of SHOPP revenue.
(3)	Includes the health insurance exchanges beginning with the first quarter of 2014.

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

The net estimated third-party payor settlements payable by the Company as of December 31, 2013 totaled $5.7 million compared to a $0.1 million receivable as of December 31, 2014. The net estimated third-party payor settlements are included in other current liabilities in the accompanying consolidated balance sheets. The net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.4 million for the year ended December 31, 2012, an increase of $0.6 million for the year ended December 31, 2013, and an increase of $2.0 million for the year ended December 31, 2014. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Medicare Settlement of Pending Appeals

In August 2014, in response to concerns that the “two midnight rule” has caused a growth in claim appeals, CMS announced that it is now offering to settle pending appeals in exchange for timely partial payment in an amount equal to 68% of the net allowable amount of all eligible claims. CMS has encouraged hospitals with inpatient status claims currently in the appeals process (or within the timeframe to request an appeal) to make use of this administrative agreement mechanism to reduce the administrative burden of current appeals on both the hospital and Medicare systems. CMS has further advised that the agreement only applies to eligible claims from eligible providers, and specifies that “eligible claims” are those denied by a Medicare contractor on the basis that services may have been reasonable and necessary but treatment on an inpatient basis was not, that are either under appeal or within their administrative timeframe to request an appeal review, with dates of admissions prior to October 1, 2013, and where the claim was not paid under Medicare Part B. Hospitals had until October 31, 2014 to participate in the settlement, but could request an extension, if needed. CMS has advised that it will pay hospitals within 60 days of validating the eligible claims. As of December 31, 2014, the Company has elected to participate in the settlement and has recognized $1.2 million in revenues in the accompanying condensed consolidated statement of operations related to the eligible claims. For more information about the “two midnight rule” and the settlement process described above, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10K.

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balances at Beginning of Year	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Year
Year ended December 31, 2012	$86.6	$78.6	$(71.6)	$93.6
Year ended December 31, 2013	$93.6	$100.8	$(88.9)	$105.5
Year ended December 31, 2014	$105.5	$75.5	$(96.6)	$84.4

Charity Care

Self-pay revenue is derived primarily from patients who do not have any form of healthcare coverage. The Company provides care without charge to certain patients that qualify under the Company’s charity/indigent care policy. The Company does not report a charity/indigent care patient’s charges in revenues or in the provision for bad debts as it is the Company’s policy not to pursue collection of amounts related to these patients. At the Company’s hospitals, patients treated for non-elective care, who generally have income at or below 200% of the federal poverty level, are eligible for charity care. The federal poverty level is established by the federal government and is based on income and family size. The Company’s hospitals provide a discount to uninsured patients who do not qualify for Medicaid or charity care. These discounts are similar to those provided to many local managed care plans. In implementing the discount policy, the Company first attempts to qualify uninsured patients for Medicaid, other federal or state assistance or charity care. If an uninsured patient does not qualify for these programs, the uninsured discount is applied.

The Company estimates its cost of care provided under its charity care programs utilizing a calculated ratio of costs to gross charges multiplied by the Company’s gross charity care charges provided. For the years ended December 31, 2012, 2013 and 2014, the Company estimates that its costs of care provided under its charity care programs were approximately $3.3 million, $2.7 million and $1.2 million, respectively.

Concentration of Revenues

For the years ended December 31, 2012, 2013 and 2014, approximately 53.1%, 52.1% and 56.5%, respectively, of the Company’s revenue before the provision for bad debts related to patients participating in the Medicare and Medicaid programs. The Company’s management recognizes that revenue and receivables from government agencies are significant to the Company’s operations, but it does not believe that there are significant credit risks associated with these government agencies. The Company’s management does not believe that there are any other significant concentrations of revenue from any particular payor that would subject the Company to any significant credit risks in the collection of its accounts receivable.

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

For the years ended December 31, 2012, 2013 and 2014, the Company recognized $4.4 million, $10.7 million and $13.2 million, respectively, in EHR incentive payments in accordance with the HITECH Act under the Medicaid and Medicare programs which is included in other income and discontinued operations on the accompanying consolidated statements of operations. Amounts recognized as other income that the Company anticipates collecting in future periods, but that were uncollected as of the balance sheet date are included in the accompanying consolidated balance sheet. As of December 31, 2013 and 2014, outstanding receivables from Medicaid for EHR incentive payments totaled approximately $2.0 million and $3.6 million, respectively and is included in other receivables on the accompanying consolidated balance sheets.

The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures does not necessarily directly correlate with the timing of the Company’s receipt or recognition of the EHR incentive payments.

Cash

Cash consist of cash on hand. The Company places its cash in financial institutions that are federally insured in limited amounts.

Restricted Cash

Restricted cash consists of cash placed in escrow for purchase of controlling ownership interest in Carolina Pines Regional Medical Center. The cash was placed in escrow on December 31, 2014 until the effective date of the transaction, which was January 1, 2015.

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

Depreciation is computed by applying the straight-line method over the estimated useful lives of buildings and improvements and equipment. Assets under capital leases are amortized using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. Buildings and improvements are depreciated over estimated lives ranging generally from ten to forty years. Estimated useful lives of equipment vary generally from three to ten years. Capitalized internal-use software costs are amortized over their expected useful life which is generally four years. Depreciation and amortization expense totaled approximately $35.2 million, $41.5 million and $41.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. Amortization expense related to assets under the Company’s capital leases is included under depreciation and amortization expense for the years ended December 31, 2012 and 2013.

At December 31, 2013 and 2014, assets under the Company’s capital leases are as follows (in millions):

	2013	2014
Buildings and improvements	$37.0	$—
Equipment	29.8	21.8

Total	66.8	21.8
Accumulated amortization	(12.8)	(5.4)

Total, net	$54.0	$16.4

The gross carrying amount of capitalized software for internal use was approximately $30.5 million and $34.4 million at December 31, 2013 and 2014, respectively, and the net carrying amount considered accumulated amortization was approximately $9.7 million and $10.9 million at December 31, 2013 and 2014, respectively. At December 31, 2014, there was approximately $1.4 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $1.3 million, $7.4 million and $4.8 million at December 31, 2012, 2013 and 2014, respectively.

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

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees. During 2014, the Company recorded additional deferred loan costs of $4.6 million related to the ABL Agreement (as defined in Note 5) and the Term Loan Facility. See Note 5, Debt Obligations, for additional information. Net deferred loan costs of $0.1 million were written off to interest expense as part of the transaction costs associated with the ABL Agreement. Net deferred loan costs totaled approximately $8.3 million and $9.8 million, net of accumulated amortization of approximately $13.3 million and $12.2 million at December 31, 2013 and 2014, respectively, and are included in other assets on the accompanying consolidated balance sheets. The Company amortizes these deferred loan costs to interest expense over the life of the respective debt instrument, using the effective interest method.

Goodwill and Intangible Assets

The Company accounts for its acquisitions under the provisions of FASB authoritative guidance regarding business combinations and goodwill and other intangible assets. Goodwill represents the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite lives are reviewed by the Company at least annually for impairment. The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its annual impairment tests as of October 1, and did not incur any impairment charges during the years ended December 31, 2012, 2013 and 2014.

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

Other Accrued Liabilities

The Company’s other accrued liabilities, shown as a current liability in the accompanying audited consolidated balance sheet, consist of the following:

	Year Ended December 31,
	2013	2014
	(In millions)
Employee health IBNR reserve	$3.4	$3.2
Professional and general liability claims	2.5	2.6
Non-income tax accrual	2.6	3.3
Physician income guarantees liability	2.8	0.7
Workers’ compensation liability claims	1.1	1.2
Income taxes payable	0.1	0.3
Estimated amounts due to third party payors	5.7	—
Deferred revenue related to EHR	7.3	5.6
Other	7.2	6.6

Total	$32.7	$23.5

Professional and General Liability Claims

Given the nature of the Company’s operating environment, the Company is subject to potential medical malpractice lawsuits and other claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintains insurance through Auriga Insurance Group, a wholly owned subsidiary of the Parent (“Auriga”), for professional and general claims of $4.75 million per occurrence and $14.25 million in the aggregate per policy year, subject to a $0.25 million self-insured retention per occurrence. Auriga also maintains umbrella policies for professional and general claims which cover an additional $60 million per occurrence and in the aggregate. The Company’s reserves for professional and general liability claims are based upon independent actuarial calculations, which consider historical claims data, demographic considerations, severity factors, and other actuarial assumptions in determining reserve estimates. Reserve estimates are discounted to present value using a 1% discount rate.

Exposures at the Company’s hospitals prior to the date of their respective acquisition are indemnified by the respective prior owners. Accordingly, the Company appropriately has not estimated any exposure for claims prior to the respective acquisition dates of its facilities. The Company utilized certain information to estimate its 2013 and 2014 liability for professional and general liability claims. Using historical claim payments and developments, the Company estimated the exposure for each of its facilities and recorded a reserve of approximately $26.7 million ($12.6 million of which is due from Auriga) and $29.3 million ($14.8 million of which is due from Auriga) at December 31, 2013 and 2014, respectively. The reserves due from Auriga are included in other liabilities on the accompanying consolidated balance sheets.

The current portion of the reserves was $2.5 million and $2.6 million at December 31, 2013 and 2014, respectively, and is included in other accrued liabilities on the accompanying consolidated balance sheets. The long-term portion of the reserves for professional and general liability claims is included in other liabilities on the accompanying consolidated balance sheets.

The Company’s expense for professional and general liability claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of the Company’s self-insured retention level; the administrative costs of the insurance program; and interest expense related to the discounted portion of the liability. The total expense recorded under the Company’s professional and general liability insurance program for the years ended December 31, 2012, 2013 and 2014, was approximately $6.3 million, $7.5 million and $7.9 million, respectively.

Workers’ Compensation Reserves

Given the nature of the Company’s operating environment, it is subject to potential workers’ compensation claims as part of providing healthcare services. To mitigate a portion of this risk, the Company maintains insurance for individual workers’ compensation claims exceeding approximately $250,000 per occurrence. The Company’s facility located in the state of Washington participates in a state-specific program rather than the Company’s established program. The Company’s two facilities located in Oklahoma participate in a fully insured state-specific workers’ compensation program.

The Company’s reserve for workers’ compensation is based upon an independent third-party actuarial calculation, which considers historical claims data, demographic considerations, development patterns, severity factors and other actuarial assumptions. Reserve estimates are undiscounted and are revised on an annual basis. The reserve for workers’ compensation claims at the balance sheet date reflects the current estimate of all outstanding losses, including incurred but not reported losses, based upon an actuarial calculation. The Company’s reserve for workers’ compensation claims was approximately $3.7 million and $4.0 million at December 31, 2013 and 2014, respectively. The current portion of the reserves, $1.1 million and $1.2 million at December 31, 2013 and 2014, respectively, is included in other accrued liabilities on the accompanying consolidated balance sheets. The long-term portion of the reserves for workers’ compensation claims is included in other liabilities on the accompanying consolidated balance sheets.

The Company’s expense for workers’ compensation claims each year includes: the actuarially determined estimate of losses for the current year, including claims incurred but not reported; the change in the estimate of losses for prior years based upon actual claims development experience as compared to prior actuarial projections; amortization of the insurance premiums for losses in excess of the Company’s self-insured retention level; and the administrative costs of the insurance program. The total expense recorded under the Company’s workers’ compensation insurance program for the years ended December 31, 2012, 2013 and 2014, was approximately $1.8 million, $1.9 million and $1.7 million, respectively.

Self-Insured Medical Benefits

The Company is self-insured for substantially all of the medical expenses and benefits of its employees. The reserve for medical benefits primarily reflects the current estimate of incurred but not reported losses, based upon an actuarial calculation. The undiscounted reserve for self-insured medical benefits was approximately $3.4 million and $3.2 million at December 31, 2013 and 2014, respectively, and is included in other accrued liabilities on the accompanying consolidated balance sheets. The Company purchases stop loss coverage from Auriga, in which the Company will be reimbursed for any employee’s medical claims that exceed $0.35 million per year.

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

Redeemable Non-controlling interests
(in millions)
Balance at December 31, 2012	$21.1
Net income attributable to non-controlling interests	0.5
Distributions to non-controlling interests	(1.2)
Repurchase of non-controlling interests	(0.2)
Adjustment to redemption value of redeemable non-controlling interests	1.2

Balance at December 31, 2013	21.4
Net income attributable to non-controlling interests	0.5
Distributions to non-controlling interests	(1.8)
Sale of non-controlling interests	0.1
Adjustment to redemption value of redeemable non-controlling interests	(8.5)

Balance at December 31, 2014	$11.7

Segment Reporting

The Company owns and operates nine hospitals as part of continuing operations as of December 31, 2014. The Company manages its hospitals as one operating segment, healthcare services, for segment reporting purposes in accordance with ASC 280-10, “Segment Reporting”.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Restructuring

During April 2014, the Parent completed an equity restructuring that included the conversion of $206.7 million preferred stock outstanding to a net 686.3 million shares of the Parent’s common stock and the forgiveness of $140.1 million of previously accrued dividends accreted as of March 31, 2014. See Note 12. Stock-Based Compensation, for additional information surrounding the issuance of stock-based awards by the Parent to the Company’s employees during the year ended December 31, 2014.

Stock-Based Compensation

The board of directors of the Parent previously adopted the Capella Holdings, Inc. 2006 Stock Option Plan (the “2006 Stock Option Plan”), which permits the board of directors of the Parent to issue stock options and other stock-based awards to certain of the Company’s employees, subject to the terms and conditions set forth in the 2006 Stock Option Plan and in each award. The Parent has never issued stock options under the 2006 Stock Option Plan. In April 2014, the board of directors of the Parent adopted the Capella Holdings, Inc. 2014 Stock Option Plan (the “2014 Stock Option Plan”) effectively replacing the 2016 Stock Option Plan. The Parent has issued to the Company’s employees 89,838,000 stock options under the 2014 Stock Option Plan. The Parent has granted restricted share awards that generally vest between a one to five year period to certain of the Company’s employees. The Company accounts for stock-based awards in accordance with the provisions of ASC 718-10 “Compensation – Stock Compensation”, (“ASC 718-10”). In accordance with ASC 718-10, the Company recognized compensation expense based on the estimated grant date fair value of each stock-based award of $1.0 million, $0.8 million, and $4.1 million for the years ended December 31, 2012, 2013, and 2014, respectively. The stock-based compensation expense is included in salaries and benefits in the accompanying consolidated statements of operations.

Recently Issued Accounting Pronouncement

Accounting Standards Update No. 2014-9

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-9, “Revenue from Contracts with Customers” (“ASU 2014-9”). ASU 2014-9 provides for a single comprehensive principles-based standard for the recognition of revenue across all industries through the application of the following five-step process:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Among other provisions and in addition to expanded disclosure about the nature, amount, timing and uncertainty of revenue, as well as certain additional quantitative and qualitative disclosures, ASU 2014-9 changes the healthcare industry specific presentation guidance under ASU 2011-7, “Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“ASU 2011-7”). The provisions of ASU 2014-9 are effective for annual periods beginning after December 15, 2016, including interim periods within those years. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-9 will have on its revenue recognition policies and procedures, financial position, result of operations, cash flows, financial disclosures and control framework.

Accounting Standards Update No. 2014-8

In April 2014, the FASB issued ASU No. 2014-8, “Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-8”). Among other provisions and in addition to expanded disclosures, ASU 2014-8 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU 2014-8 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss, attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU 2014-8 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted. The Company adopted this ASU on January 1, 2015 and does not believe the adoption will have a material impact on its consolidated financial position, results of operations and cash flows.

2. Business Combinations

Acquisition of Muskogee RT Associates, LLC

Effective March 16, 2012, the Company acquired the assets of Muskogee RT Associates, LLC d/b/a Artesian Cancer Center at Muskogee (“MRTA”) in Muskogee, Oklahoma. The cash purchase price was $6.5 million and was funded with cash on hand. The Company finalized its application of the acquisition method of accounting based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date, which resulted in goodwill of $6.5 million.

Lease of Muskogee Community Hospital

Effective July 1, 2012, the Company executed an asset purchase agreement in which the Company acquired from Muskogee Community Hospital (“MCH”) specific property and components of net working capital, as defined, and certain intangible assets for $21.4 million. Of the purchase price, $8.4 million was in the form of a promissory note payable (the “MCH Note”) in fifteen equal monthly installments beginning in July 2013. The MCH Note is included in current and long-term debt on the accompanying consolidated balance sheet as of December 31, 2012.

The Company also executed a master lease agreement for the real property and certain equipment used in the operation of MCH. Under the master lease agreement, the Company paid a lease payment of $565,000 per month. The Company had the option to purchase the leased real property and equipment at fair value as defined in the master lease agreement. The Company has recorded the master lease agreement as a capital lease and is included in current debt on the accompanying consolidated balance sheet as of December 31, 2013.

During July 2014, the Company exercised its purchase option under the MCH master lease agreement for approximately $39.4 million, excluding other costs and fees. Additionally, in July 2014, the Company repaid the outstanding principal balance for the MCH Note. The Company used $5.3 million in available cash and cash equivalents and $35.0 million in availability from its 2010 Revolving Facility (as defined in Note 5) to fund the purchase and repayment.

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

Acquisition of Southwest Imaging Center, Inc and Raindancer LLC d/b/a Doctors MRI

Effective December 31, 2012, the Company acquired the assets of Southwest Imaging Center, Inc. and Raindancer LLC d/b/a Doctors MRI (“the Imaging Centers”) in Lawton, Oklahoma. The cash purchase price for the Imaging Centers was $6.5 million and was funded with cash on hand. The Company completed its application of the acquisition method of accounting based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date.

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

On February 28, 2014, the Company completed the sale of Grandview Medical Center (“Grandview”), a 70-bed facility located in Jasper, Tennessee. In connection with the planned divestiture, the Company recognized an estimated loss on the planned sale totaling $7.0 million during the year ended December 31, 2013. In addition, the Company recognized a $1.8 million loss on impairment for Grandview’s goodwill during the year ended December 31, 2014. The Company recognized an additional loss for the sale of Grandview of $1.6 million during the year ended December 31, 2014.

At December 31, 2014, the Company committed to plans to sell certain of its other facilities in Tennessee and Missouri due to operating conditions at those facilities. In connection with these planned divestures, the Company recognized an estimated loss on the planned sale totaling $15.9 million (including $5.8 million of goodwill) during the year ended December 31, 2014. The Company has presented the operating results, financial positions and cash flows as discontinued operations in the accompanying consolidated financial statements for all periods, and the related assets and liabilities are reflected as held for sale in the accompanying consolidated balance sheet at December 31, 2014.

The Company estimated the fair value of its assets and liabilities held for sale at December 31, 2013 at approximately $13.1 million and $1.9 million, respectively. The Company estimated the fair value of its assets and liabilities held for sale at December 31, 2014 at approximately $33.7 million and $3.6 million, respectively. The estimated fair value is based on the amount outlined in the executed purchase agreement and is categorized as Level 3 within the fair value hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosures”.

Revenue before the provision for bad debts and the loss reported in discontinued operations are as follows (in millions):

	Year Ended December 31,
	2012	2013	2014
Revenue before the provision for bad debts from discontinued operations	$131.3	$90.7	$63.3

Loss from discontinued operations
Loss (gain) from sale from discontinued operations, net	8.1	(1.2)	1.6
Loss from held for sale adjustment	—	7.0	10.1
Loss from impairment of goodwill	1.0	1.8	5.8
Loss from operations	5.0	4.9	3.1

Pre-tax loss from discontinued operations	14.1	12.5	20.6
Tax benefit related to discontinued operations	—	(0.7)	(2.2)

Loss from discontinued operations, net of tax	$14.1	$11.8	$18.4

The following table provides the components of assets and liabilities held for sale (in millions):

	December 31, 2013	December 31, 2014
Accounts receivable, net	$4.3	$6.9
Inventories	1.0	1.9
Prepaid expenses and other current assets	0.3	1.5
Property and equipment, net	7.5	23.4

Assets held for sale	$13.1	$33.7

Accounts payable	$1.2	$1.7
Salaries and benefits payable	0.7	1.4
Other current liabilities	—	0.5

Liabilities held for sale	$1.9	$3.6

4. Goodwill and Intangible Assets

The following table presents a roll-forward of the Company’s goodwill for the year ended December 31, 2014 (in millions):

Goodwill
Balance at January 1, 2014	$133.6
Adjustment to goodwill related to prior acquisitions	0.1
Impairment of goodwill related to the planned disposal of assets and liabilities held for sale	(5.8)

Balance at December 31, 2014	$127.9

The following table presents the components of the Company’s intangible assets at December 31, 2013 and 2014 (in millions):

Class of Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Total
Amortized intangible assets:
Contract-based physician minimum revenue guarantees:
2013	$13.8	$(5.3)	$8.5
2014	$12.1	$(5.4)	$6.7
Non-competition agreements:
2013	$4.5	$(0.5)	$4.0
2014	$4.5	$(0.8)	$3.7
Indefinite-lived intangible assets:
Certificates of need
2013	$0.7	$—	$0.7
2014	$0.5	$—	$0.5
Total intangible assets:
2013	$19.0	$(5.8)	$13.2
2014	$17.1	$(6.2)	$10.9

Contract-Based Physician Minimum Revenue Guarantees

As discussed in Note 1, the Company records a contract-based intangible asset and a related guarantee liability for each new physician minimum revenue guarantee contract. The contract-based intangible asset is amortized into other operating expense over the period of the physician contract, which is typically four years. The Company has committed to advance a maximum amount of approximately $2.7 million at December 31, 2014. As of December 31, 2013 and 2014, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $2.8 million and $0.7 million, respectively, which is included in other accrued liabilities in the accompanying consolidated balance sheets.

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

Amortization Expense

Total estimated amortization expense for the Company’s intangible assets during the next five years and thereafter are as follows (in millions):

2015	$2.9
2016	2.1
2017	1.3
2018	0.4
2019	0.1
Thereafter	3.6

$10.4

5. Debt Obligations

The following table presents a summary of the Company’s debt obligations at December 31, 2013 and 2014 (in millions):

	December 31, 2013	December 31, 2014
9 1⁄4% Notes	$500.0	$500.0
Unamortized discount on 9 1⁄4% Notes	(3.2)	(2.2)

Total 9 1⁄4% Notes	$496.8	$497.8
Term Loan Facility	$—	$100.0
Unamortized discount on Term Loan Facility	—	(1.0)

Total Term Loan Facility	$—	$99.0
Capital lease obligations	55.5	17.0
MCH Note	5.1	—

Total debt obligations	$557.4	$613.8
Less current maturities	49.6	6.0

Total	$507.8	$607.8

Maturities of the Company’s long-term debt at December 31, 2014 are as follows (in millions):

2015	$6.0
2016	6.2
2017	506.6
2018	2.2
2019	1.0
Thereafter	95.0

$617.0

9 1⁄4% Senior Unsecured Notes

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

On December 31, 2014, the Company entered into an Amended and Restated Loan Agreement (the “ABL Agreement”), by and among the Company, the borrowing subsidiaries signatory thereto, the guarantying subsidiaries signatory thereto, the lenders party thereto, and Bank of America, N.A., as agent for the lenders (“ABL Agent”). The ABL Agreement amends, restates, and replaces in its entirety the Loan and Security Agreement, dated as of June 28, 2010 (as previously amended, the “Prior ABL Agreement”), by and among the Company and certain borrowing subsidiaries as borrowers, certain guarantying subsidiaries as guarantors, certain financial institutions party thereto from time to time as lenders, and ABL Agent as agent for the lenders.

The ABL Agreement amends and restates the Prior ABL Agreement to, among other things, change the maturity date of the 2010 Revolving Facility from December 29, 2014 to the earlier to occur of (a) June 3, 2019, (b) November 16, 2016, if, as of such date, (i) Company’s 9 1/4% Notes have not been repaid in full or refinanced on terms reasonably satisfactory to ABL Agent (including a maturity date no earlier than December 3, 2019) and (ii) the Term Loan Facility has not been repaid in full or the maturity date has not been extended to a date that is no earlier than September 3, 2019, and (c) April 1, 2017 if, as of such date, the Company’s 9 1/4% Notes have not been repaid in full or refinanced on terms reasonably satisfactory to ABL Agent (including a maturity date no earlier than December 3, 2019).

Upon the occurrence of certain events, the Company may request the 2010 Revolving Facility to be increased by an aggregate amount not to exceed $25.0 million. Availability under the 2010 Revolving Facility is subject to a borrowing base of 85% of eligible net accounts receivable. Borrowings under the ABL bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) Base Rate, as defined, plus an applicable margin. Subsequent to the most recent amendment and restatement of the ABL Agreement, the applicable margin in effect for borrowings under the 2010 Revolving Facility was reduced from 2.00% to 0.50% with respect to base rate borrowings and from 3.00% to 1.50% with respect to LIBOR borrowings, or reduced from a maximum of 2.50% to 1.00% with respect to base rate borrowings and reduced from a maximum of 3.50% to 2.00% for LIBOR borrowings, subject to the Company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. Subsequent to the most recent amendment and restatement of the ABL Agreement, based on the average facility usage for the most recently ended calendar month, the commitment fee was reduced from a range of 0.50% 0.75% to a range of 0.25% to 0.375% per annum. The Company must also pay customary letter of credit fees.

At December 31, 2014, the Company had $5.0 million outstanding balance due under the 2010 Revolving Facility. At December 31, 2014, the Company had availability under the 2010 Revolving Facility of $71.0 million, net of a $5.0 million outstanding balance due and $5.7 million outstanding letters of credit. The outstanding letters of credit are primarily used as collateral under the Company’s workers’ compensation programs

Term Loan Facility

On December 31, 2014, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”), by and among the Company, as borrower, the Parent, as a guarantor, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and certain other lenders from time to time party thereto.

The Term Loan Credit Agreement establishes a new senior secured term loan facility consisting of a $100,000,000 seven-year term loan (the “Term Loan Facility”).The per annum interest rates applicable to borrowings under the Term Loan Facility are periodically determined at the Company’s election as either (a) the LIBO Rate (as defined in the Term Loan Credit Agreement) plus 4.25% or (b) the Base Rate (as defined in the Term Loan Credit Agreement) plus 3.25%. The interest rate as of December 31, 2014 was 5.25%.

The Term Loan Facility is to be repaid in equal quarterly principal payments of $250,000, with the balance to be paid at maturity. The maturity date applicable to borrowings under the Term Loan Facility is the earlier to occur of (a) December 31, 2021, and (b) February 16, 2017, if, as of such date, the 9 1/4% Notes have not been refinanced in full with certain permitted debt. The Term Loan Facility is generally subject to mandatory prepayment in amounts equal to: (a) 100% of the net cash proceeds received from certain asset sales (including insurance recoveries and condemnation events), subject to reinvestment provisions and customary exceptions; (b) 100% of the net cash proceeds from the issuance of new debt (other than certain permitted debt); and (c) 50% of the Company’s Excess Cash Flow (as defined in the Term Loan Credit Agreement), with step-downs to (i) 25% and (ii) 0% based on the Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement).

The Company’s obligations under the Term Loan Facility are unconditionally guaranteed by all of the Company’s material domestic wholly-owned subsidiaries (other than captive insurance subsidiaries, unrestricted subsidiaries, and certain other subsidiaries identified as excluded subsidiaries in the Term Loan Credit Agreement), provided that a guarantor subsidiary may be released if certain conditions are met. The Company’s obligations under the Term Loan Facility are secured by a substantial portion of its assets as well as the assets of its subsidiaries. The Term Loan Credit Agreement contains other terms and conditions that are customary in agreements used in connection with similar transactions.

The proceeds of the Term Loan Facility primarily were used to finance the January 1, 2015 acquisition of a controlling ownership interest in Carolina Pines Regional Medical Center, a 116-bed acute care facility located in Hartsville, South Carolina through the acquisition of all of the equity interests in Hartsville Medical Group, LLC and substantially all of the equity interests in Hartsville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company.

Debt Covenants

The indenture governing the 9 1/4% Notes and Term Loan Facility contains a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At December 31, 2014, the Company was in compliance with all debt covenants for the 9 1/4% Notes and Term Loan Facility that were subject to testing at that date.

The ABL Agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined therein) cannot be less than 1.10 to 1.00 at the end of any measurement period. At December 31, 2014, the Company was in compliance with all debt covenants contained in the ABL Agreement that were subject to testing at that date.

6. Due to Parent

From time to time, the Company will receive cash advances from the Parent. The cash advances are generally for the purpose of funding business acquisitions of the Company. The amounts due to Parent are reduced by expenses paid by the Company on behalf of the Parent.

The Company also paid certain expenses incurred by the Parent in 2012, 2013 and 2014, resulting in a reduction of the amount due to Parent. The Parent does not charge interest to the Company on the amounts due to Parent.

7. Income Taxes

The provision for income taxes from continuing operations for the years ended December 31, 2011, 2012 and 2013 consists of the following (in millions):

	2012	2013	2014
Current:
Federal	$—	$—	$—
State	1.0	0.9	1.6

Total current	1.0	0.9	1.6
Deferred:
Federal	1.8	(5.2)	(0.5)
State	(0.6)	(2.0)	(1.7)

Total deferred	1.2	(7.2)	(2.2)
Increase in valuation allowance	0.8	10.3	5.3

Total	$3.0	$4.0	$4.7

A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate from continuing operations for the years ended December 31, 2012, 2013 and 2014 is as follows (dollars in millions):

	2012		2013		2014
Federal statutory rate	$1.5	34.0%	$(5.0)	34.0%	$(0.1)	34.0%
State income taxes, net of federal income tax benefits	0.2	4.2	(0.7)	4.4	(0.1)	31.6
Permanent Items	0.5	7.9	0.2	(1.3)	0.3	(121.5)
Actualization	—	—	(0.2)	1.2	—	—
Non-controlling interests	(0.5)	(8.6)	(0.2)	1.2	(0.7)	365.7
Valuation allowance	1.3	29.2	9.9	(66.7)	5.3	(2768.0)

Effective income tax rate	$3.0	66.7%	$4.0	(27.2)%	$4.7	(2458.2)%

Deferred income taxes result from temporary differences in the recognition of assets, liabilities, revenues and expenses for financial accounting and tax purposes. Sources of these differences and the related tax effects at December 31, 2013 and 2014 are as follows (in millions):

	2013	2014
Deferred income tax liabilities:
Depreciation and amortization	$33.1	$32.0
Joint ventures	0.7	—
Other	0.3	0.1

Total deferred tax liabilities	34.1	32.1
Deferred income tax assets:
Impaired assets	2.7	3.9
Joint ventures	—	1.0
Organization costs	0.3	0.3
Professional liability claims	2.8	4.6
Accrued paid time off	2.2	2.3
Employee medical claims	0.8	0.8
Net operating losses	61.2	63.4
AMT credit	0.1	0.1
Employment credit	4.0	4.3
Accrued expenses	2.8	2.9
Charitable contributions	1.0	0.8
Provision for doubtful accounts	3.7	4.7
Other	0.3	0.2

Total deferred income tax assets	81.9	89.3
Valuation allowance	(62.7)	(73.0)

Net deferred income tax assets	19.2	16.3

Net deferred income tax liabilities	$(14.9)	$(15.8)

Because of uncertainties related to the realization of certain deferred tax assets, the Company recorded a valuation allowance of approximately $62.7 million as of December 31, 2013 and $73.0 million as of December 31, 2014.

The Company has federal and state net operating loss carryforwards of approximately $135 million and $251 million, respectively at December 31, 2014, which will begin to expire in 2028 and 2020. The Company also has Federal employment credits which will begin to expire in 2028. The Company is not currently under any federal or state tax examination. The Company reflected a tax benefit of $2.2 million related to discontinued operations. This tax benefit is reflected in the net loss from discontinued operations.

The Company has adopted the provisions of FASB authoritative guidance regarding income tax uncertainties. Upon adoption of these provisions, the Company did not record a liability for uncertain tax deductions. At December 31, 2014, the liability for unrecognized tax benefits remains at zero. The Company’s policy is to classify interest paid on an underpayment of income tax and related penalties as part of income tax expense.

8. Commitments and Contingencies

Employment Agreements

The Company has executed senior management agreements with six of its senior executive officers. The agreements provide for minimum salary levels, adjusted based upon individual and Company performance criteria, as well as for participation in bonus plans which are payable if specific management goals are met. The agreements also provide for severance benefits, if certain criteria are met, for a period of up to two years. The senior management agreements remain in place for each of the senior executive officers during their period of employment with the Company or any of its subsidiaries.

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

The Company has certain leases that meet the lease capitalization criteria in accordance with FASB authoritative guidance. In accordance with the FASB authoritative guidance for leases, the capital leases have been recorded as an asset and liability at the lower of the net present value of the minimum lease payments or the fair value at the inception of the lease. The interest rate used in computing the net present value of the lease payments is based on either the Company’s incremental borrowing rate at the inception of the lease or the interest rate implicit in the lease.

Operating lease rental expense relating primarily to the rental of buildings and equipment for the years ended December 31, 2012, 2013 and 2014 was approximately $12.2 million, $13.0 million and $13.6 million, respectively.

Future minimum rental commitments under non-cancelable leases with an initial term in excess of one year at December 31, 2014, consist of the following (in millions):

	Capital Leases	Operating Leases
2014	$6.1	$7.8
2015	5.9	6.1
2016	6.0	5.3
2017	1.3	4.8
2018	—	3.0
Thereafter	—	9.5

Total minimum lease payments	$19.3	$36.5

Less: interest portion (interest rates from 3.8% to 8.0%)	(2.3)

Long-term obligation under capital lease	$17.0

During the quarter ended December 31, 2012, the Company recorded an adjustment to income from continuing operations before income taxes of $2.6 million related to the correction of prior period accounting for certain internal use software costs. We have evaluated the materiality of the error from a quantitative and qualitative perspective and determined such to be immaterial to 2012 and prior periods.

10. Related-Party Transactions

On May 4, 2005, the Parent executed a Professional Services Agreement (the “PSA”) with GTCR Golder Rauner II, LLC (“GTCR”), whereby GTCR provides ongoing financial and management consulting to the Company until all investment funds managed by GTCR cease to own at least 10% of the collective Preferred Stock and Common Stock of the Parent. Under the PSA, the Company shall pay GTCR a placement fee of up to 1% of any debt financing in which GTCR is involved in raising the debt financing.

Under the PSA, the Company shall pay GTCR an annual management fee equal to $0.2 million upon the Company’s achievement of EBITDA (as defined in the PSA) of $30 million. In each of 2012, 2013 and 2014, the Company paid GTCR $0.2 million in management fees under the PSA.

11. Retirement Plan

The Company has a defined contribution plan, effective December 1, 2005, covering all employees who have completed six months of service, as defined, and are age 18 or older. Participants may contribute up to 99% of their annual compensation, as defined, up to a maximum of $17,500 for participants under the age of 50 or $22,500 for participants aged 50 years or older. The Company did not authorize an employer contribution for 2012 or 2013. For 2014, the Company authorized an employer contribution of 25% of the first 4% of employee contributions (up to 1% of the individual participant’s annual compensation, as defined. The Company has accrued for the employer contributions of $1.2 million as of December 31, 2014, which is included in other accrued liabilities on the consolidated balance sheet.

12. Stock-Based Compensation

The Parent issues stock-based awards to the Company’s employees from time to time, including stock options and other stock-based awards in accordance with the Parent’s various board-approved compensation plans. In April 2014, the Parent adopted the 2014 Stock Option Plan, which effectively replaced the 2006 Stock Option Plan. The Company incurred non-cash stock-based compensation expense of $1.0 million, $0.8 million and $4.1 million during the years ended December 31, 2012, 2013 and 2014, respectively. The Company incurred additional stock-based compensation of $1.8 million which represented cash payments to partially reimburse employees for tax-related liabilities. Stock-based compensation expense is included in salaries and benefits in the accompanying consolidated statements of operations.

Restricted Shares

The Parent’s restricted share awards, granted to certain of the Company’s employees, generally vest between a one to five-year term. As of December 31, 2014, approximately 320,000 restricted share awards issued by the Parent remained unvested. As of December 31, 2014, there was approximately $0.5 million of estimated unrecognized compensation cost related to these outstanding restricted share awards. These costs are expected to be recognized by the Company over approximately 3.2 years.

During the year ended December 31, 2014, the Parent issued to the Company’s employees approximately 18,203,000 restricted shares, in connection with the Parent’s equity restructuring, as previously described in Note 1. The 18,203,000 restricted shares vested immediately and included a cash payment of $1.8 million to partially reimburse employees for tax-related liabilities associated with the award. The Company considered the cash-based incentive payment to be stock-based compensation that is included in salaries and benefits in the accompanying consolidated statements of operations.

Restricted share awards outstanding and changes during each of the years in the three-year period prior to December 31, 2014, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	1,186,285	$3.01
Granted	276,000	4.25
Forfeited	(131,350)	3.72

Outstanding at December 31, 2012	1,330,935	3.20
Granted	20,250	3.80
Forfeited	(73,540)	3.54

Outstanding at December 31, 2013	1,277,645	3.13
Granted	18,453,143	0.16
Forfeited	(413,658)	0.94

Outstanding at December 31, 2014	19,317,130	$0.38

Stock Options

The 2014 Stock Option Plan permits the Parent’s board of directors to issue approximately 90.5 million stock options to the Company’s employees. During the year ended December 31, 2014, the Parent issued to the Company’s employees 89,838,000 stock options under the 2014 Stock Option Plan. As of December 31, 2014, approximately 677,000 options have been forfeited and the Parent has the ability to issue approximately 1,366,000 additional stock based awards under the 2014 Stock Option Plan. The stock options vest over five years and have an exercise price of $0.16 per share. The Black-Sholes-Merton valuation model indicated that the fair value of options granted during the year ended December 31, 2014, at $0.06 per option. As of December 31, 2014, no options were vested, and the Company expects approximately 74.4 million options to vest over the life of the awards. As of December 31, 2014, there was approximately $3.9 million of estimated unrecognized compensation cost related to outstanding stock options. These costs are expected to be recognized over approximately 4.3 years.

Options outstanding and exercisable under the 2014 Stock Option Plan as of December 31, 2014, and changes during each of the years in the three-year period prior to December 31, 2014, were as follows (in thousands, except share and per share data):

	Options	Option Price Per Share	Weighted- Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	—	$—	$—
Granted	89,838,410	0.16	0.16	$0.06
Exercised	—	—	—
Vested	—	—	—
Forfeited and cancelled	(677,169)	0.16	0.16

Outstanding at December 31, 2014	89,161,241	0.16	0.16

Exercisable at December 31, 2014	—	$—	$—

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

13. Guarantor and Non-Guarantor Supplementary Information

The Company’s 9 1/4% Notes are jointly and severally guaranteed on an unsecured senior basis by substantially all of the Company’s wholly-owned subsidiaries. The following presents the condensed consolidating financial information for the Company, as parent issuer, guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the years ended December 31, 2012, 2013 and 2014 and as of December 31, 2013 and 2014:

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

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$36.7	$(5.1)	$(2.9)	$—	$28.7
Restricted Cash	73.9	—	—	—	73.9
Accounts receivable, net	—	70.4	50.5	—	120.9
Inventories	—	13.5	10.2	—	23.7
Prepaid expenses and other current assets	1.2	2.6	1.3	—	5.1
Other receivables	0.3	3.4	2.1	—	5.8
Deferred tax assets	2.4	—	—	—	2.4
Assets held for sale	—	31.6	2.1	—	33.7

Total current assets	114.5	116.4	63.3	—	294.2
Property and equipment, net	1.7	265.9	142.0	—	409.6
Goodwill	127.9	—	—	—	127.9
Intangible assets, net	—	7.5	3.4	—	10.9
Investments in subsidiaries	(6.4)	—	—	6.4	—
Other assets, net	26.3	0.7	0.1	—	27.1

	$264.0	$390.5	$208.8	$6.4	$869.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.9	$16.2	$12.7	$—	$29.8
Salaries and benefits payable	5.0	12.8	9.7	—	27.5
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.9	6.7	7.9	—	23.5
Current portion of long-term debt	1.0	3.1	1.9	—	6.0
Revolving facility	5.0	—	—	—	5.0
Liabilities held for sale	—	3.0	0.6	—	3.6

Total current liabilities	44.1	41.8	32.8	—	118.7
Long-term debt	98.0	367.4	142.4	—	607.8
Deferred income taxes	18.2	—	—	—	18.2
Other liabilities	30.3	0.4	0.3	—	31.0
Redeemable non-controlling interests	—	—	11.7	—	11.7
Due to (from) parent	204.8	33.4	(24.5)	—	213.7
Total stockholder’s deficit	(131.4)	(52.5)	46.1	6.4	(131.4)

	$264.0	$390.5	$208.8	$6.4	$869.7

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$423.5	$313.7	$—	$737.2
Provision for bad debts	—	(40.1)	(38.5)	—	(78.6)

Revenue	—	383.4	275.2	—	658.6
Costs and expenses
Salaries and benefits	15.2	167.5	120.4	—	303.1
Supplies	—	53.4	53.5	—	106.9
Other operating expenses	10.3	88.4	61.3	—	160.0
Other income	—	(1.1)	(3.3)	—	(4.4)
Equity in (earnings) losses of affiliates	0.4	—	—	(0.4)	—
Management fees	(19.4)	12.3	7.3	—	0.2
Interest, net	4.7	35.9	12.5	—	53.1
Depreciation and amortization	0.2	21.8	13.2	—	35.2

Total costs and expenses	11.4	378.2	264.9	(0.4)	654.1

Income (loss) from continuing operations before income taxes	(11.4)	5.2	10.3	0.4	4.5
Income taxes	2.7	0.1	0.2	—	3.0

Income (loss) from continuing operations	(14.1)	5.1	10.1	0.4	1.5
Loss from discontinued operations	—	(13.5)	(0.6)	—	(14.1)

Net income (loss)	(14.1)	(8.4)	9.5	0.4	(12.6)
Less: Net income attributable to non-controlling interests	—	—	1.5	—	1.5

Net income (loss) attributable to Capella Healthcare, Inc.	$(14.1)	$(8.4)	$8.0	$0.4	$(14.1)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$436.9	$332.0	$—	$768.9
Provision for bad debts	—	(53.3)	(47.5)	—	(100.8)

Revenue	—	383.6	284.5	—	668.1
Costs and expenses
Salaries and benefits	15.5	176.4	120.8	—	312.7
Supplies	—	57.5	58.5	—	116.0
Other operating expenses	8.2	93.6	66.3	—	168.1
Other income	—	(7.3)	(3.4)	—	(10.7)
Equity in (earnings) losses of affiliates	18.6	—	—	(18.6)	—
Management fees	(18.6)	12.0	6.8	—	0.2
Interest, net	5.2	36.3	13.5	—	55.0
Depreciation and amortization	0.4	26.3	14.8	—	41.5

Total costs and expenses	29.3	394.8	277.3	(18.6)	682.8

Income (loss) from continuing operations before income taxes	(29.3)	(11.2)	7.2	18.6	(14.7)
Income taxes	3.1	0.4	0.5	—	4.0

Income (loss) from continuing operations	(32.4)	(11.6)	6.7	18.6	(18.7)
Income (loss) from discontinued operations	0.6	(12.5)	0.1	—	(11.8)

Net income (loss)	(31.8)	(24.1)	6.8	18.6	(30.5)
Less: Net income attributable to non-controlling interests	—	—	1.3	—	1.3

Net income (loss) attributable to Capella Healthcare, Inc.	$(31.8)	$(24.1)	$5.5	$18.6	$(31.8)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$461.3	$327.6	$—	$788.9
Provision for bad debts	—	(43.2)	(32.3)	—	(75.5)

Revenue	—	418.1	295.3	—	713.4
Costs and expenses
Salaries and benefits	22.0	187.1	124.3	—	333.4
Supplies	—	63.5	58.2	—	121.7
Other operating expenses	6.6	99.7	70.0	—	176.3
Other income	—	(5.8)	(7.4)	—	(13.2)
Equity in (earnings) losses of affiliates	0.3	—	—	(0.3)	—
Management fees	(18.0)	11.4	6.8	—	0.2
Interest, net	6.8	34.0	12.9	—	53.7
Depreciation and amortization	0.1	26.1	15.3	—	41.5

Total costs and expenses	17.8	416.0	280.1	(0.3)	713.6

Income (loss) from continuing operations before income taxes	(17.8)	2.1	15.2	0.3	(0.2)
Income taxes	3.7	0.4	0.6	—	4.7

Income (loss) from continuing operations	(21.5)	1.7	14.6	0.3	(4.9)
Income (loss) from discontinued operations	(3.6)	(4.5)	(10.3)	—	(18.4)

Net income (loss)	(25.1)	(2.8)	4.3	0.3	(23.3)
Less: Net income attributable to non-controlling interests	—	—	1.8	—	1.8

Net income (loss) attributable to Capella Healthcare, Inc.	$(25.1)	$(2.8)	$2.5	$0.3	$(25.1)

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(14.1)	$(8.4)	$9.5	$0.4	$(12.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	0.4	—	—	(0.4)	—
Loss from discontinued operations	—	13.5	0.6	—	14.1
Depreciation and amortization	0.2	21.8	13.2	—	35.2
Amortization of loan costs and bond discount	3.0	0.5	0.4	—	3.9
Provision for bad debts	—	40.1	38.5	—	78.6
Deferred income taxes	2.0	—	—	—	2.0
Stock-based compensation	1.0	—	—	—	1.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(49.2)	(42.5)	—	(91.7)
Inventories	—	(0.9)	0.1	—	(0.8)
Prepaid expenses and other current assets	(2.7)	2.0	0.9	—	0.2
Accounts payable and other current liabilities	0.9	0.6	5.7	—	7.2
Accrued salaries	(0.1)	0.9	0.3	—	1.1
Other	0.2	0.8	1.5	—	2.5

Net cash provided by (used in) operating activities – continuing operations	(9.2)	21.7	28.2	—	40.7
Net cash used in operating activities – discontinued operations	—	2.1	1.2	—	3.3

Net cash provided by (used in) operating activities	(9.2)	23.8	29.4	—	44.0
Investing activities:
Acquisition of healthcare businesses	(26.0)	—	—	—	(26.0)
Purchases of property and equipment, net	(16.0)	(5.1)	(8.4)	—	(29.5)
Proceeds from disposition of healthcare businesses	12.4	—	—	—	12.4

Net cash used in investing activities – continuing operations	(29.6)	(5.1)	(8.4)	—	(43.1)
Net cash used in investing activities – discontinued operations	—	(4.3)	—	—	(4.3)

Net cash used in investing activities	(29.6)	(9.4)	(8.4)	—	(47.4)
Financing activities:
Payments on capital leases and other obligations	—	(0.8)	—	—	(0.8)
Payment of debt issue costs	—	(0.2)	—	—	(0.2)
Advances to (from) Parent	29.9	(13.6)	(16.7)	—	(0.4)
Repurchase of non-controlling interests	—	—	(1.1)	—	(1.1)
Distributions to non-controlling interests	—	—	(1.7)	—	(1.7)

Net cash provided by (used in) financing activities – continuing operations	29.9	(14.6)	(19.5)	—	(4.2)
Net cash used in financing activities – discontinued operations	—	(1.5)	—	—	(1.5)

Net cash provided by (used in) financing activities	29.9	(16.1)	(19.5)	—	(5.7)

Change in cash	(8.9)	(1.7)	1.5	—	(9.1)
Cash at beginning of year	48.4	(2.7)	(3.3)	—	42.4

Cash at end of year	$39.5	$(4.4)	$(1.8)	$—	$33.3

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(31.8)	$(24.1)	$6.8	$18.6	$(30.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	18.6	—	—	(18.6)	—
Loss (income) from discontinued operations	(0.6)	12.5	(0.1)	—	11.8
Depreciation and amortization	0.4	26.3	14.8	—	41.5
Amortization of loan costs	3.1	0.7	0.2	—	4.0
Provision for bad debts	—	53.3	47.5	—	100.8
Deferred income taxes	3.1	—	—	—	3.1
Stock-based compensation	0.8	—	—	—	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(0.3)	(54.9)	(54.4)	—	(109.6)
Inventories	—	(1.0)	0.5	—	(0.5)
Prepaid expenses and other current assets	0.3	0.9	(0.6)	—	0.6
Accounts payable and other current liabilities	0.6	7.0	3.7	—	11.3
Accrued salaries	0.5	(0.4)	0.8	—	0.9
Other	0.5	(2.6)	(0.3)	—	(2.4)

Net cash provided by (used in) operating activities – continuing operations	(4.8)	17.7	18.9	—	31.8
Net cash provided by (used in) operating activities – discontinued operations	—	(2.8)	1.8	—	(1.0)

Net cash provided by (used in) operating activities	(4.8)	14.9	20.7	—	30.8
Investing activities:
Purchases of property and equipment, net	(0.2)	(9.7)	(15.0)	—	(24.9)
Proceeds from disposition of hospital	—	1.6	—	—	1.6

Net cash used in investing activities – continuing operations	(0.2)	(8.1)	(15.0)	—	(23.3)
Net cash used in investing activities – discontinued operations	—	(3.5)	—	—	(3.5)

Net cash used in investing activities	(0.2)	(11.6)	(15.0)	—	(26.8)
Financing activities:
Payments on capital leases and other obligations	—	(9.2)	(0.6)	—	(9.8)
Advances to (from) Parent	(2.6)	7.7	(3.8)	—	1.3
Repurchase of non-controlling interests	—	—	(0.2)	—	(0.2)
Distributions to non-controlling interests	—	—	(1.2)	—	(1.2)

Net cash used in financing activities	(2.6)	(1.5)	(5.8)	—	(9.9)

Net cash used in financing activities – discontinued operations	—	(1.0)	—	—	(1.0)

Net cash used in financing activities	(2.6)	(2.5)	(5.8)	—	(10.9)

Change in cash	(7.6)	0.8	(0.1)	—	(6.9)
Cash at beginning of year	39.5	(4.4)	(1.8)	—	33.3

Cash at end of year	$31.9	$(3.6)	$(1.9)	$—	$26.4

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
Operating activities:
Net income (loss)	$(25.1)	$(2.8)	$4.3	$0.3	$(23.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of affiliates	0.3	—	—	(0.3)	—
Loss from discontinued operations	3.6	4.5	10.3	—	18.4
Depreciation and amortization	0.1	26.1	15.3	—	41.5
Amortization of loan costs	3.4	0.2	0.2	—	3.8
Provision for bad debts	—	43.2	32.3	—	75.5
Deferred income taxes	3.1	—	—	—	3.1
Stock-based compensation	4.1	—	—	—	4.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	—	(45.9)	(31.4)	—	(77.3)
Inventories	—	(1.3)	—	—	(1.3)
Prepaid expenses and other current assets	3.1	(4.0)	1.0	—	.1
Accounts payable and other current liabilities	0.8	(3.0)	(2.0)	—	(4.2)
Accrued salaries	2.1	2.8	0.2	—	5.1
Other	1.2	3.4	(2.4)	—	2.2

Net cash provided by (used in) operating activities – continuing operations	(3.3)	23.2	27.8	—	47.7
Net cash used in operating activities – discontinued operations	—	(2.0)	(1.3)	—	(3.3)

Net cash provided by (used in) operating activities	(3.3)	21.2	26.5	—	44.4
Investing activities:
Purchases of property and equipment, net	(0.1)	(12.7)	(11.7)	—	(24.5)
Escrow payment on acquisition of healthcare business	(73.9)	—	—	—	(73.9)
Proceeds from disposition of hospital	—	11.2	—	—	11.2

Net cash used in investing activities – continuing operations	(74.0)	(1.5)	(11.7)	—	(87.2)
Net cash used in investing activities – discontinued operations	—	(0.7)	—	—	(0.7)

Net cash used in investing activities	(74.0)	(2.2)	(11.7)	—	(87.9)
Financing activities:
Payments on capital leases and other obligations	—	(48.9)	(1.0)	—	(49.9)
Borrowings on Revolving Facility	40.0	—	—	—	40.0
Payments on Revolving Facility	(35.0)	—	—	—	(35.0)
Proceeds from Term Note	99.0	—	—	—	99.0
Advances to (from) Parent	(16.5)	28.4	(13.1)	—	(1.2)
Payment of debt issue costs	(5.4)	—	—	—	(5.4)
Repurchase of non-controlling interests	—	—	0.1	—	0.1
Distributions to non-controlling interests	—	—	(1.8)	—	(1.8)

Net cash provided by (used in) financing activities	82.1	(20.5)	(15.8)	—	45.8

Change in cash	4.8	(1.5)	(1.0)	—	2.3
Cash at beginning of year	31.9	(3.6)	(1.9)	—	26.4

Cash at end of year	$36.7	$(5.1)	$(2.9)	$—	$28.7

14. Subsequent Event

Effective January 1, 2015, the Company acquired controlling ownership interest in Carolina Pines Regional Medical Center, a 116-bed acute care facility located in Hartsville, South Carolina through the acquisition of all of the equity interests in Hartsville Medical Group, LLC and substantially all of the equity interests in Hartsville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company. The cash purchase price was $67.3 million plus $6.5 million for working capital and was funded by a $100 million Term Loan Facility and resulted in goodwill of approximately $5.9 million.

The fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in millions):

Accounts receivable, net	$13.0
Prepaids and other	0.4
Inventories	2.3
Property and equipment	57.4
Intangibles	1.2
Goodwill	5.9

Total assets acquired	80.2

Accounts payable	1.7
Salaries and benefits payable	2.4
Accrued expenses	1.1
Non-controlling interest	1.2

Total liabilities assumed	6.4

Net assets acquired	$73.8

The preliminary values of the consideration transferred, assets acquired and liabilities assumed, including the related tax effects, are subject to receipt of a final valuation a final working capital adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Franklin, State of Tennessee, as of the 27th day of March, 2015.

CAPELLA HEALTHCARE, INC.

By:	/s/ Michael A. Wiechart
Michael A. Wiechart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael A. Wiechart Michael A. Wiechart	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2015

/s/ Denise W. Warren Denise W. Warren	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2015

/s/ David A. Donnini David A. Donnini	Director	March 27, 2015

/s/ Joshua M. Earl Joshua M. Earl	Director	March 27, 2015

/s/ Robert Z. Hensley Robert Z. Hensley	Director	March 27, 2015

/s/ Joseph P. Nolan Joseph P. Nolan	Director	March 27, 2015

/s/ Daniel S. Slipkovich Daniel S. Slipkovich	Director	March 27, 2015

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1⁄4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 2, 2012)

4.4	Registration Rights Agreement, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors party thereto, and Banc of America Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.1	Stock Purchase Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.2	Supplement No. 1 to the Stock Purchase Agreement, dated as of April , 2007, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.3	Amendment and Supplement No. 2 to the Stock Purchase Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.4	Stockholders Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.5	Amendment No. 1 to the Stockholders Agreement, dated as of February 29, 2008, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.6	Amendment No. 2 to the Stockholders Agreement, dated as of April 17, 2014, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein

10.7	Registration Rights Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., GTCR Fund VIII/B, L.P., GTCR Co-Invest II, L.P. and the other investors named therein (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.8	Professional Services Agreement, dated as of May 4, 2005, between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

Exhibit Number	Description

10.9	Amendment No. 1 to Professional Services Agreement between GTCR Golder Rauner II, LLC and Capella Healthcare, Inc., dated as of November 30, 2005 (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.10	Amended and Restated Loan Agreement, dated as of December 31, 2014, by and among Capella Healthcare, Inc. and certain borrowing subsidiaries as Borrowers, Capella Holdings, Inc. and certain guarantying subsidiaries as Guarantors, certain financial institutions as Lenders, Bank of America, N.A. as Administrative Agent and Collateral Agent, Citibank, N.A. as Syndication Agent, General Electric Capital Corporation as Documentation Agent and Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Citigroup Global Markets Inc. and GE Capital Markets, Inc. as Joint Lead Arrangers and Joint Bookrunners **

10.11	Senior Management Agreement, dated as of May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Daniel S. Slipkovich (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.12	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.13	Amendment No. 2 to Senior Management Agreement, dated as of September 15, 2014, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Daniel S. Slipkovich and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on October 31, 2014) *

10.14	Senior Management Agreement, dated May 4, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and David Andrew Slusser (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.15	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., David Andrew Slusser and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.16	Senior Management Agreement, dated as of October 17, 2005, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Denise Wilder Warren (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.17	Amendment No. 1 to Senior Management Agreement, dated as of May 12, 2006, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.18	Amendment No. 2 to Senior Management Agreement, dated as of November 18, 2014, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Denise Wilder Warren and GTCR Fund VIII, L.P. *

10.19	Senior Management Agreement, dated as of May 26, 2009, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Michael Wiechart (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.20	Form of Amendment No. 1 to Senior Management Agreement, dated as of August 24, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.21	Amendment No. 2 to Senior Management Agreement, dated as of November 18, 2014, by and among Capella Holdings, Inc., Capella Healthcare, Inc., Michael Wiechart and GTCR Fund VIII, L.P. *

10.22	Capella Holdings, Inc. Deferred Compensation Plan (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188) *

10.23	Computer and Data Processing Services Agreement, effective February 21, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

Exhibit Number	Description

10.24	Amendment No. 001 to Computer and Data Processing Services Agreement, effective May 5, 2011, by and among HCA-Information Technology & Services, Inc. and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4/A filed by Capella Healthcare, Inc. on September 23, 2011, File No. 333-175188) **

10.25	Lease Agreement, dated April 3, 2007, by and among Muskogee Medical Center Authority, d/b/a Muskogee Regional Medical Center , Muskogee Regional Medical Center, LLC, and Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.26	Form of Redemption Agreement (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

10.27	Senior Management Agreement, dated September 20, 2011, by and among Capella Holdings, Inc., Capella Healthcare, Inc. and Neil W. Kunkel (incorporated by reference from exhibits to the Quarterly Report on Form 10-Q filed by Capella Healthcare, Inc. on November 11, 2011) *

10.28	Capella Holdings, Inc. 2014 Stock Option Plan (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on April 23, 2014) *

10.29	Form of Nonqualified Stock Option Agreement under the Capella Holdings, Inc. 2014 Stock Option Plan (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on April 23, 2014) *

10.30	Credit Agreement, dated as of December 31, 2014, among Capella Healthcare, Inc., Capella Holdings, Inc., various lenders and Credit Suisse AG, Cayman Islands Branch as Administrative Agent **

21	Subsidiaries of Registrant

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management compensatory plan or arrangement.
**	Certain information has been omitted pursuant to a confidential treatment request filed with the SEC.