Form 10-Q
period 2015-03-31
Capella Healthcare, Inc.
filed 2015-05-15
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2015, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31, 2014 (a)	March 31, 2015
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28.7	$14.6
Restricted cash	73.9	—
Accounts receivable, net of allowance for doubtful accounts of $84.4 and $95.3 at December 31, 2014 and March 31, 2015, respectively	120.9	131.0
Inventories	23.7	26.2
Prepaid expenses and other current assets	10.9	15.6
Deferred tax assets	2.4	2.5
Assets held for sale	33.7	33.3

Total current assets	294.2	223.2
Property and equipment, net	409.6	460.3
Goodwill	127.9	137.4
Intangible assets, net	10.9	12.9
Other assets, net	27.1	25.7

Total assets	$869.7	$859.5

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$29.8	$33.0
Salaries and benefits payable	27.5	27.4
Accrued interest	23.3	11.7
Other accrued liabilities	23.5	29.1
Current portion of long-term debt	6.0	5.9
Revolving facility	5.0	—
Liabilities held for sale	3.6	3.3

Total current liabilities	118.7	110.4
Long-term debt	607.8	606.5
Deferred income taxes	18.2	19.1
Other liabilities	31.0	32.0
Redeemable non-controlling interests	11.7	11.8
Due to Parent	213.7	213.7
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively	—	—
Retained deficit	(131.4)	(134.0)

Total stockholder’s deficit	(131.4)	(134.0)

Total liabilities and stockholder’s deficit	$869.7	$859.5

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2015
Revenue before provision for bad debts	$191.0	$226.8
Provision for bad debts	(21.7)	(19.8)

Revenue	169.3	207.0
Salaries and benefits	80.3	97.1
Supplies	28.6	35.2
Other operating expenses	42.2	51.6
Other income	(0.1)	(2.0)
Interest, net	13.8	14.3
Depreciation and amortization	10.5	11.0

Loss from continuing operations before income taxes	(6.0)	(0.2)
Income taxes	0.8	0.9

Loss from continuing operations	(6.8)	(1.1)
Loss from discontinued operations, net of tax	(2.1)	(1.2)

Net loss	(8.9)	(2.3)
Less: Net income attributable to non-controlling interests	0.1	0.3

Net loss attributable to Capella Healthcare, Inc.	$(9.0)	$(2.6)

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Three Months Ended March 31, 2015

(In millions, except share amounts)

	Common Stock		Retained Deficit	Total Stockholder’s Deficit
	Shares	Amount
Balance at December 31, 2014(a)	100	$—	$(131.4)	$(131.4)
Net loss attributable to Capella Healthcare, Inc. (unaudited)	—	—	(2.6)	(2.6)

Balance at March 31, 2015 (unaudited)	100	$—	$(134.0)	$(134.0)

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2014	2015
Operating activities:
Net loss	$(8.9)	$(2.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	2.1	1.2
Depreciation and amortization	10.5	11.0
Amortization of loan costs and debt discount	1.0	1.0
Provision for bad debts	21.7	19.8
Deferred income taxes	(0.3)	0.8
Stock-based compensation	0.1	0.4
Changes in operating assets and liabilities, net of divestitures	(38.9)	(31.1)

Net cash (used in) provided by operating activities – continuing operations	(12.7)	0.8
Net cash used in operating activities – discontinued operations	(5.0)	(2.5)

Net cash used in operating activities	(17.7)	(1.7)

Investing activities:
Purchases of property and equipment, net	(4.0)	(4.1)
Proceeds from disposition of healthcare business	11.2	—

Net cash (used in) provided by investing activities	7.2	(4.1)
Net cash used in investing activities – discontinued operations	(0.3)	—

Net cash provided by (used in) investing activities	6.9	(4.1)

Financing activities:
Payments on capital leases and other obligations	(3.8)	(6.9)
Advances to Parent	(3.1)	(6.1)
Distributions to non-controlling interests	(0.5)	(1.0)

Net cash used in financing activities – continuing operations	(7.4)	(14.0)
Net cash provided by financing activities – discontinued operations	3.2	5.7

Net cash used in financing activities	(4.2)	(8.3)

Net decrease in cash and cash equivalents	(15.0)	(14.1)
Cash and cash equivalents at beginning of period	26.4	28.7

Cash and cash equivalents at end of period	$11.4	$14.6

Supplemental disclosure of cash flow information:
Cash paid for interest	$25.4	$25.0

Cash paid for taxes	$0.2	$0.3

See accompanying notes

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capella Healthcare, Inc., a Delaware corporation (the “Company”), is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States. At March 31, 2015, as part of continuing operations, the Company operated ten general acute care hospitals and related ancillary healthcare facilities with a total of 1,425 licensed beds. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed or are included in assets and liabilities held for sale.

Recent Developments

Effective January 1, 2015, the Company acquired controlling interest in Carolina Pines Regional Medical Center (“Carolina Pines”), a 116-bed acute care facility located in Hartsville, South Carolina through the acquisition of all the equity interests in Harstville Medical Group, LLC and substantially all the equity interests in Harstville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation have been included. The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Recently Issued Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board issued a final, converged, principles-based standard on revenue recognition. Companies across all industries will use a five-step model to recognize revenue from customer contracts. The new standard, which replaces nearly all existing GAAP and International Financial Reporting Standards revenue recognition guidance, will require significant management judgment in addition to changing the way many companies recognize revenue in their financial statements. The standard was originally scheduled to become effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption was originally not to be permitted under GAAP. During April 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, but would permit entities to adopt one year earlier if they choose (i.e., the original effective date). The FASB decided, based on its outreach to various stakeholders and forthcoming exposure drafts, which amend the new revenue standard, that a deferral may be necessary to provide adequate time to effectively implement the new standard. We are continuing to evaluate the effects the adoption of this standard will have on our financial statements and financial disclosures.

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction form the carrying amount of the debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. Management is evaluating the impact of ASU 2015-03 on the Company’s consolidated financial statements.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

2.	GENERAL AND ADMINISTRATIVE COSTS

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $5.3 million and $6.4 million for the three months ended March 31, 2014 and 2015, respectively. Stock-based compensation expense is included in salaries and benefits in the accompanying consolidated statements of operations and within the aforementioned general and administrative costs. During the three months ended March 31, 2014 and 2015, the Company incurred non-cash stock-based compensation expense of $0.1 million and $0.4 million, respectively. Business development and refinancing related costs, also included in the aforementioned general and administrative costs, are included in other operating expenses on the condensed consolidated statement of operations and were $0.2 million and $0.4 million for the three months ended March 31, 2014 and 2015, respectively.

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

The carrying amounts of the Company’s short-term financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, other receivables, accounts payable, salaries and benefits payable, accrued interest and accrued liabilities are reflected in the accompanying condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases, term loan facility and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The carrying amount of the Company’s 9 1⁄4% Senior Unsecured Notes due 2017 (the “9 1⁄4% Notes”) was $500.0 million at March 31, 2015 as disclosed in Note 10. The estimated fair value of the 9 1⁄4% Notes at March 31, 2015 was approximately $518.8 million based on the average bid and ask price as determined using published rates and is categorized as Level 2 within the fair value hierarchy.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

The following table sets forth the percentages of revenue before the provision for bad debts by payor for the three months ended March 31, 2014 and 2015:

	Three months ended March 31,
	2014	2015
Medicare(1)	40.4%	40.6%
Medicaid(1)	16.6	15.5
Managed Care and other(2)	35.0	36.1
Self-Pay	8.0	7.8

Total	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.
(2)	Includes the health insurance exchanges, beginning with the first quarter of 2014.

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements receivable by the Company as of December 31, 2014 totaled $0.1 million compared to $1.2 million as of March 31, 2015, and are included in other accrued liabilities in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2014 and 2015, the net adjustments to estimated cost report settlements resulted in an increase to revenue of $0.8 million and $0.9 million, respectively. The Company believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Balance at January 1, 2015	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balances at End of Period
Three months ended March 31, 2015	$84.4	$19.8	$(8.9)	$95.3

The allowance for doubtful accounts was $84.4 million and $95.3 million as of December 31, 2014 and March 31, 2015, respectively. These balances as a percentage of accounts receivable net of contractual adjustments were 41.1% and 42.1% as of December 31, 2014 and March 31, 2015, respectively. The increase in allowance for doubtful accounts related to the impact of the purchase of Carolina Pines during the three months ended March 31, 2015 compared to the year ended December 31, 2014.

5.	BUSINESS COMBINATIONS

Effective January 1, 2015, the Company acquired controlling ownership interest in Carolina Pines, through the acquisition of all of the equity interests in Hartsville Medical Group, LLC and substantially all of the equity interests in Hartsville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company. The cash purchase price, subject to final working capital adjustments, was $67.3 million plus $10.2 million for working capital and was funded by a $100 million Term Loan Facility. The transaction resulted in goodwill of approximately $9.6 million.

The fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in millions):

Accounts receivable, net	$12.8
Prepaids and other	0.3
Inventories	2.3
Property and equipment	57.6
Intangibles	1.2
Goodwill	9.6

Total assets acquired	83.8

Accounts payable	2.2
Salaries and benefits payable	1.7
Accrued expenses	1.2
Non-controlling interest	1.2

Total liabilities assumed	6.3

Net assets acquired	$77.5

The preliminary values of the consideration transferred, assets acquired and liabilities assumed, including the related tax effects, are subject to receipt of a final valuation and final working capital adjustments.

Acquisition related expenses for Carolina Pines were $0.1 million for the three months ended March 31, 2015.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

Pro-Forma Information

Net revenues of approximately $24.3 million and income from continuing operations before income taxes of $0.8 million for Carolina Pines are included in the Company’s consolidated statement of operations for the three months ended March 31, 2015. The following table provides certain pro-forma financial information for the Company as if this acquisition occurred as of January 1, 2014 (in millions):

	Three months ended March 31,
	2014	2015
Net Revenue	$190.4	$207.0

Loss from continuing operations before income taxes	(4.6)	(0.2)

6.	DISCONTINUED OPERATIONS

At December 31, 2014, the Company committed to plans to sell certain of its facilities in Tennessee and Missouri. In connection with these planned divestures, the Company recognized an estimated loss on the planned sale totaling $15.9 million (including $5.8 million of goodwill) during the year ended December 31, 2014. The Company has presented the operating results, financial positions and cash flows as discontinued operations in the accompanying consolidated financial statements for all periods, and the related assets and liabilities are reflected as held for sale in the accompanying condensed consolidated financial statements.

On May 1, 2015, the Company completed the sale of Mineral Areas Regional Medical Center, a 135 bed facility located in Farmington, Missouri. In connection with the planned divestiture, the Company recognized an estimated loss on the sale totaling $7.1 million during the year ended December 31, 2014, which was reduced for changes in net working capital of $1.0 million during the three months ended March 31, 2015. The Company has presented the operating results, financial positions and cash flows as discontinued operations in the accompanying condensed consolidated financial statements.

The Company estimated the fair value of its assets and liabilities held for sale at December 31, 2014 at approximately $33.7 million and $3.6 million, respectively. The Company estimated the fair value of its assets and liabilities held for sale at March 31, 2015 at approximately $33.3 million and $3.3 million, respectively. The estimated fair value is based on the amount outlined in the executed purchase agreement and is categorized as Level 3 within the fair value hierarchy in accordance with Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures”.

Revenue before the provision for bad debts and the loss reported in discontinued operations for the Company’s discontinued operations for the three months ended March 31, 2014 and 2015, are as follows (in millions):

	Three months ended March 31,
	2014	2015
Revenue before the provision for bad debts from discontinued operations	$19.2	$12.5

Loss from discontinued operations
Net loss from sale of healthcare business	(1.6)	—
Gain from held for sale adjustment	—	1.0
Loss from operations	(0.5)	(2.2)

Loss from discontinued operations, net of tax	$(2.1)	$(1.2)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of October 1, 2014 and did not incur an impairment charge. The Company’s goodwill balance was $127.9 million and $137.4 million at December 31, 2014 and March 31, 2015, respectively.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees. Net deferred loan costs totaled $9.8 million and $9.4 million, net of accumulated amortization of $12.2 million and $12.9 million at December 31, 2014 and March 31, 2015, respectively, and are included in other assets on the accompanying condensed consolidated balance sheets. The Company amortizes the deferred loan costs to interest expense over the life of the respective debt instrument.

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

The Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company’s physician income guarantee intangible assets were $12.1 million ($6.7 million, net) and $16.3 million ($8.0 million, net) at December 31, 2014 and March 31, 2015, respectively. The Company committed to advance a maximum amount of approximately $2.7 million at March 31, 2015. As of December 31, 2014 and March 31, 2015, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $0.7 million and $1.1 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

8.	INCOME TAXES

The Company’s income tax expense was $0.9 million on losses from continuing operations of $0.2 million, for an effective income tax rate of 439% during the three months ended March 31, 2015. The Company’s income tax expense was $0.8 million on losses from continuing operations of $6.0 million, for an effective income tax rate of 14% during the three months ended March 31, 2014. Due to the Company’s valuation allowance, effective tax rate bears no relationship to pre-tax income.

9.	COMMITMENTS AND CONTINGENCIES

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

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

10.	DEBT OBLIGATIONS

The following table presents a summary of the Company’s debt obligations at December 31, 2014 and March 31, 2015 (in millions):

	December 31, 2014	March 31, 2015
9 1⁄4% Notes	$500.0	$500.0
Unamortized discount on 9 1⁄4% Notes	(2.2)	(2.0)

Total 9 1⁄4% Notes	$497.8	$498.0
Term Loan Facility	$100.0	$99.8
Unamortized discount on Term Loan Facility	(1.0)	(1.0)

Total Term Loan Facility	$99.0	$98.8
Capital lease obligations	17.0	15.6

Total debt obligations	$613.8	$612.4
Less current maturities	6.0	5.9

Total	$607.8	$606.5

9 1⁄4% Senior Unsecured Notes

In June 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, the Company issued $500 million of 9 1⁄4% Notes and entered into a new senior secured asset-based loan (“ABL”), consisting of a $100 million revolving credit facility maturing in December 2014 (the “2010 Revolving Facility”). The proceeds from the 9 1⁄4% Notes were used to repay the outstanding principal and interest related to the Company’s 2008 bank credit agreement and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

Interest on the 9 1⁄4% Notes is payable semi-annually on July 1 and January 1 of each year. The 9 1⁄4% Notes are unsecured general obligations of the Company and rank equal in right of payment to all existing and future senior unsecured indebtedness of the Company. All payments on the 9 1⁄4% Notes are guaranteed jointly and severally on a senior unsecured basis by the Company and its subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the Company’s prior senior credit facilities.

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

The 9 1⁄4% Notes contain customary affirmative and negative covenants, which among other things, limit the Company’s ability to incur additional debt, create liens, pay dividends, effect transactions with its affiliates, sell assets, pay subordinated debt, merge, consolidate, enter into acquisitions and effect sale leaseback transactions.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

ABL and 2010 Revolving Facility

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

The ABL Agreement amends and restates the Prior ABL Agreement to, among other things, change the maturity date of the 2010 Revolving Facility from December 29, 2014 to the earlier to occur of (a) June 3, 2019, (b) November 16, 2016, if, as of such date, (i) the 9 1⁄4% Notes have not been repaid in full or refinanced on terms reasonably satisfactory to ABL Agent (including a maturity date no earlier than December 3, 2019) and (ii) the Term Loan Facility has not been repaid in full or the maturity date has not been extended to a date that is no earlier than September 3, 2019, and (c) April 1, 2017 if, as of such date, the Company’s 9 1⁄4% Notes have not been repaid in full or refinanced on terms reasonably satisfactory to ABL Agent (including a maturity date no earlier than December 3, 2019).

Upon the occurrence of certain events, the Company may request the 2010 Revolving Facility to be increased by an aggregate amount not to exceed $25.0 million. Availability under the 2010 Revolving Facility is subject to a borrowing base of 85% of eligible net accounts receivable. Borrowings under the ABL Agreement bear interest at a rate equal to, at the Company’s option, either (a) LIBOR plus an applicable margin or (b) Base Rate, as defined in the ABL Agreement, plus an applicable margin. Subsequent to the most recent amendment and restatement of the ABL Agreement, the applicable margin in effect for borrowings under the 2010 Revolving Facility was reduced from 2.00% to 0.50% with respect to base rate borrowings and from 3.00% to 1.50% with respect to LIBOR borrowings, or reduced from a maximum of 2.50% to 1.00% with respect to base rate borrowings and reduced from a maximum of 3.50% to 2.00% for LIBOR borrowings, subject to the Company’s fixed charge coverage ratio. In addition to paying interest on outstanding principal, the Company is required to pay a commitment fee to the lenders under the 2010 Revolving Facility in respect of the unutilized commitments thereunder. Subsequent to the most recent amendment and restatement of the ABL Agreement, based on the average facility usage for the most recently ended calendar month, the commitment fee was reduced from a range of 0.50% 0.75% to a range of 0.25% to 0.375% per annum. The Company must also pay customary letter of credit fees.

At March 31, 2015, the Company had no outstanding loans under the ABL Agreement. At March 31, 2015, the Company had a borrowing base of $78.1 million, net of outstanding letters of credit of $5.7 million, primarily used as the collateral under the Company’s workers’ compensation programs, immediately available for borrowing under the ABL Agreement.

Term Loan Facility

On December 31, 2014, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as borrower, the Parent, as a guarantor, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and certain other lenders from time to time party thereto.

The Term Loan Credit Agreement establishes the Term Loan Facility, a new senior secured term loan facility consisting of a $100.0 million seven-year term loan. The per annum interest rates applicable to borrowings under the Term Loan Facility are periodically determined at the Company’s election as either (a) the LIBO Rate (as defined in the Term Loan Credit Agreement) plus 4.25% or (b) the Base Rate (as defined in the Term Loan Credit Agreement) plus 3.25%. The interest rate as of March 31, 2015 was 5.25%.

The Term Loan Facility is to be repaid in equal quarterly principal payments of $250,000, with the balance to be paid at maturity. The maturity date applicable to borrowings under the Term Loan Facility is the earlier to occur of (a) December 31, 2021, and (b) February 16, 2017, if, as of such date, the 9 1⁄4% Notes have not been refinanced in full with certain permitted debt. The Term Loan Facility is generally subject to mandatory prepayment in amounts equal to: (a) 100% of the net cash proceeds received from certain asset sales (including insurance recoveries and condemnation events), subject to reinvestment provisions and customary exceptions; (b) 100% of the net cash proceeds from the issuance of new debt (other than certain permitted debt); and (c) 50% of the Company’s Excess Cash Flow (as defined in the Term Loan Credit Agreement), with step-downs to (i) 25% and (ii) 0% based on the Secured Net Leverage Ratio (as defined in the Term Loan Credit Agreement).

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

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

The proceeds of the Term Loan Facility primarily were used to finance the January 1, 2015 acquisition of a controlling ownership interest in Carolina Pines through the acquisition of all of the equity interests in Hartsville Medical Group, LLC and substantially all of the equity interests in Hartsville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company.

Debt Covenants

The indenture governing the 9 1⁄4% Notes and the Term Loan Facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At March 31, 2015, the Company was in compliance with all debt covenants for the 9 1⁄4% Notes and the Term Loan Facility that were subject to testing at that date.

The ABL Agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At March 31, 2015, the Company was in compliance with all ABL Agreement debt covenants that were subject to testing at that date.

11.	STOCK-BASED COMPENSATION

The Parent issues stock-based awards to the Company’s employees from time to time, including stock options and other stock-based awards in accordance with the Parent’s various board-approved compensation plans. In April 2014, the Parent adopted the 2014 Stock Option Plan (the “2014 Plan”), which effectively replaced the 2006 Stock Option Plan. During the three months ended March 31, 2014 and March 31, 2015, the Company incurred non-cash stock-based compensation expense of $0.1 million and $0.4 million, respectively. Stock-based compensation expense is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

Restricted Shares

As of March 31, 2015, approximately 575,000 restricted share awards issued by the Parent remained unvested. The Company expects approximately 487,000 of the unvested restricted shares to vest. As of March 31, 2015, there was approximately $0.6 million of estimated unrecognized compensation cost related to these outstanding restricted share awards. These costs are expected to be recognized by the Company over approximately 2.9 years.

Stock Options

The Company records stock-based employee compensation for options granted using a Black-Scholes-Merton model. The following table sets forth the range of assumptions the Company has utilized in the Black-Scholes-Merton model.

Risk-free interest rate	1.92% to 2.31%
Dividend yield	0%
Volatility (annual)	30.0% to 35.0%
Expected option life	6.5 years

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

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

The 2014 Plan permits the Parent’s board of directors to issue approximately 90.5 million stock options to the Company’s employees. During the three months ended March 31, 2015, the Parent issued to the Company’s employees 125,000 stock options under the 2014 Plan. As of March 31, 2015, approximately 350,000 options have been forfeited and the Parent has the ability to issue approximately 789,000 additional stock based awards under the 2014 Plan. The stock options vest over five years. The Parent’s options outstanding have an exercise price of $0.16 per option. The Black-Sholes-Merton valuation model indicated that the fair value of options granted during the three months ended March 31, 2015, at $0.06 per option. As of March 31, 2015, no options were vested, and the Company expects approximately 74.5 million options to vest over the life of the awards. As of March 31, 2015, there was approximately $3.7 million of estimated unrecognized compensation cost related to outstanding stock options. These costs are expected to be recognized over approximately 4.1 years.

12.	GUARANTOR AND NON-GUARANTOR SUPPLEMENTARY INFORMATION

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company for the three months ended March 31, 2014 and 2015 and as of December 31, 2014 and March 31, 2015:

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$36.7	$(5.1)	$(2.9)	$—	$28.7
Restricted cash	73.9	—	—	—	73.9
Accounts receivable, net	—	70.4	50.5	—	120.9
Inventories	—	13.5	10.2	—	23.7
Prepaid expenses and other current assets	1.5	6.0	3.4	—	10.9
Deferred tax assets	2.4	—	—	—	2.4
Assets held for sale	—	31.6	2.1	—	33.7

Total current assets	114.5	116.4	63.3	—	294.2
Property and equipment, net	1.7	265.9	142.0	—	409.6
Goodwill	127.9	—	—	—	127.9
Intangible assets, net	—	7.5	3.4	—	10.9
Investments in subsidiaries	(6.4)	—	—	6.4	—
Other assets, net	26.3	0.7	0.1	—	27.1

	$264.0	$390.5	$208.8	$6.4	$869.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.9	$16.2	$12.7	$—	$29.8
Salaries and benefits payable	5.0	12.8	9.7	—	27.5
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.9	6.7	7.9	—	23.5
Current portion of long-term debt	1.0	3.1	1.9	—	6.0
Revolving facility	5.0	—	—	—	5.0
Liabilities held for sale	—	3.0	0.6	—	3.6

Total current liabilities	44.1	41.8	32.8	—	118.7
Long-term debt	98.0	367.4	142.4	—	607.8
Deferred income taxes	18.2	—	—	—	18.2
Other liabilities	30.3	0.4	0.3	—	31.0
Redeemable non-controlling interests	—	—	11.7	—	11.7
Due to Parent	204.8	33.4	(24.5)	—	213.7
Total stockholder’s deficit	(131.4)	(52.5)	46.1	6.4	(131.4)

	$264.0	$390.5	$208.8	$6.4	$869.7

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21.6	$(4.5)	$(2.5)	$—	$14.6
Accounts receivable, net	—	69.4	61.6	—	131.0
Inventories	—	13.5	12.7	—	26.2
Prepaid expenses and other current assets	2.6	9.2	3.8	—	15.6
Deferred tax assets	2.5	—	—	—	2.5
Assets held for sale	—	31.2	2.1	—	33.3

Total current assets	26.7	118.8	77.7	—	223.2
Property and equipment, net	1.7	261.2	197.4	—	460.3
Goodwill	137.4	—	—	—	137.4
Intangible assets, net	—	8.8	4.1	—	12.9
Investments in subsidiaries	(5.4)	—	—	5.4	—
Other assets, net	25.4	0.3	—	—	25.7

	$185.8	$389.1	$279.2	$5.4	$859.5

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$2.9	$14.8	$15.3	$—	$33.0
Salaries and benefits payable	1.6	13.6	12.2	—	27.4
Accrued interest	11.7	—	—	—	11.7
Other accrued liabilities	10.1	6.2	12.8	—	29.1
Current portion of long-term debt	1.0	3.1	1.8	—	5.9
Liabilities held for sale	—	2.6	0.7	—	3.3

Total current liabilities	27.3	40.3	42.8	—	110.4
Long-term debt	97.8	366.8	141.9	—	606.5
Deferred income taxes	19.1	—	—	—	19.1
Other liabilities	30.7	0.5	0.8	—	32.0
Redeemable non-controlling interests	—	—	11.8	—	11.8
Due to parent	144.9	34.6	34.2	—	213.7
Total stockholder’s deficit	(134.0)	(53.1)	47.7	5.4	(134.0)

	$185.8	$389.1	$279.2	$5.4	$859.5

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended March 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$112.3	$78.7	$—	$191.0
Provision for bad debts	—	(11.8)	(9.9)	—	(21.7)

Revenue	—	100.5	68.8	—	169.3

Salaries and benefits	3.7	46.0	30.6	—	80.3
Supplies	—	14.9	13.7	—	28.6
Other operating expenses	1.6	24.0	16.6	—	42.2
Other income	—	—	(0.1)	—	(0.1)
Equity in (earnings) losses of affiliates	6.1	—	—	(6.1)	—
Management fees	(4.6)	2.9	1.7	—	—
Interest, net	1.6	8.9	3.3	—	13.8
Depreciation and amortization	—	6.7	3.8	—	10.5

Loss from continuing operations before income taxes	(8.4)	(2.9)	(0.8)	6.1	(6.0)
Income taxes	0.6	—	0.2	—	0.8

Loss from continuing operations	(9.0)	(2.9)	(1.0)	6.1	(6.8)
Loss from discontinued operations, net of tax	—	(1.6)	(0.5)	—	(2.1)

Net loss	(9.0)	(4.5)	(1.5)	6.1	(8.9)
Less: Net income attributable to non-controlling interests	—	—	0.1	—	0.1

Net loss attributable to Capella Healthcare, Inc.	$(9.0)	$(4.5)	$(1.6)	$6.1	$(9.0)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended March 31, 2015

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue before provision for bad debts	$—	$113.8	$113.0	$—	$226.8
Provision for bad debts	—	(8.3)	(11.5)	—	(19.8)

Revenue	—	105.5	101.5	—	207.0

Salaries and benefits	4.6	48.2	44.3	—	97.1
Supplies	—	16.3	18.9	—	35.2
Other operating expenses	1.8	25.4	24.4	—	51.6
Other income	—	(1.9)	(0.1)	—	(2.0)
Equity in (earnings) losses of affiliates	(1.0)	—	—	1.0	—
Management fees	(5.4)	2.9	2.5	—	—
Interest, net	1.7	8.3	4.3	—	14.3
Depreciation and amortization	0.1	6.2	4.7	—	11.0

Loss from continuing operations before income taxes	(1.8)	0.1	2.5	(1.0)	(0.2)
Income taxes	0.8	(0.2)	0.3	—	0.9

Loss from continuing operations	(2.6)	0.3	2.2	(1.0)	(1.1)
Loss from discontinued operations, net of tax	—	(0.9)	(0.3)	—	(1.2)

Net loss	(2.6)	(0.6)	1.9	(1.0)	(2.3)
Less: Net income attributable to non-controlling interests	—	—	0.3	—	0.3

Net loss attributable to Capella Healthcare, Inc.	$(2.6)	$(0.6)	$1.6	$(1.0)	$(2.6)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Three Months Ended March 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(9.0)	$(4.5)	$(1.5)	$6.1	$(8.9)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	6.1	—	—	(6.1)	—
Loss from discontinued operations	—	1.6	0.5	—	2.1
Depreciation and amortization	—	6.7	3.8	—	10.5
Amortization of loan costs and debt discount	0.8	0.1	0.1	—	1.0
Provision for bad debts	—	11.8	9.9	—	21.7
Deferred income taxes	(0.3)	—	—	—	(0.3)
Stock-based compensation	0.1	—	—	—	0.1
Changes in operating assets and liabilities, net of divestitures	(9.1)	(16.8)	(13.0)	—	(38.9)

Net cash used in operating activities – continuing operations	(11.4)	(1.1)	(0.2)	—	(12.7)
Net cash provided by (used in) operating activities – discontinued operations	—	(5.3)	0.3	—	(5.0)

Net cash provided by (used in) operating activities	(11.4)	(6.4)	0.1	—	(17.7)

Investing activities:
Purchase of property and equipment, net	—	(2.9)	(1.1)	—	(4.0)
Proceeds from disposition of healthcare businesses	—	11.2	—	—	11.2

Net cash provided by (used in) investing activities – continuing operations	—	8.3	(1.1)	—	7.2
Net cash used in investing activities – discontinued operations	—	(0.1)	(0.2)	—	(0.3)

Net cash provided by (used in) investing activities	—	8.2	(1.3)	—	6.9

Financing activities:
Payments on capital leases and other obligations	—	(3.2)	(0.6)	—	(3.8)
Advances (to) from Parent	(2.3)	(1.9)	1.1	—	(3.1)
Distributions to non-controlling interests	—	—	(0.5)	—	(0.5)

Net cash used in financing activities – continuing operations	(2.3)	(5.1)	—	—	(7.4)
Net cash provided by financing activities – discontinued operations	—	2.4	0.8	—	3.2

Net cash (used in) provided by financing activities	(2.3)	(2.7)	0.8	—	(4.2)

Change in cash and cash equivalents	(13.7)	(0.9)	(0.4)	—	(15.0)
Cash and cash equivalents at beginning of period	31.9	(3.6)	(1.9)	—	26.4

Cash and cash equivalents at end of period	$18.2	$(4.5)	$(2.3)	$—	$11.4

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Three Months Ended March 31, 2015

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(2.6)	$(0.6)	$1.9	$(1.0)	$(2.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in earnings of affiliates	(1.0)	—	—	1.0	—
Loss from discontinued operations	—	0.9	0.3	—	1.2
Depreciation and amortization	0.1	6.2	4.7	—	11.0
Amortization of loan costs and debt discount	1.0	—	—	—	1.0
Provision for bad debts	—	8.3	11.5	—	19.8
Deferred income taxes	0.8	—	—	—	0.8
Stock-based compensation	0.4	—	—	—	0.4
Changes in operating assets and liabilities, net of divestitures	(12.1)	(11.0)	(8.0)	—	(31.1)

Net cash provided by (used in) operating activities – continuing operations	(13.4)	3.8	10.4	—	0.8
Net cash used in operating activities – discontinued operations	—	(2.3)	(0.2)	—	(2.5)

Net cash provided by (used in) operating activities	(13.4)	1.5	10.2	—	(1.7)

Investing activities:
Purchase of property and equipment, net	—	(1.6)	(2.5)	—	(4.1)
Proceeds from disposition of healthcare businesses	—	—	—	—	—

Net cash used in investing activities	—	(1.6)	(2.5)	—	(4.1)

Financing activities:
Payments on capital leases and other obligations	(5.8)	(0.4)	(0.7)	—	(6.9)
Advances (to) from Parent	4.1	(1.2)	(9.0)	—	(6.1)
Distributions to non-controlling interests	—	—	(1.0)	—	(1.0)

Net cash used in financing activities – continuing operations	(1.7)	(1.6)	(10.7)	—	(14.0)
Net cash provided by financing activities – discontinued operations	—	2.3	3.4	—	5.7

Net cash (used in) provided by financing activities	(1.7)	0.7	(7.3)	—	(8.3)

Change in cash and cash equivalents	(15.1)	0.6	0.4	—	(14.1)
Cash and cash equivalents at beginning of period	36.7	(5.1)	(2.9)	—	28.7

Cash and cash equivalents at end of period	$21.6	$(4.5)	$(2.5)	$—	$14.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with (i) our condensed consolidated financial statements and accompanying notes included elsewhere in this report and (ii) our consolidated financial statements and accompanying notes and discussion and analysis of our financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report on Form 10-K”). We intend for this discussion to provide you with information that will assist you in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes. The discussion consists of the following sections:

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; potential divestitures; future financial performance and condition; industry and general economic trends, changes to reimbursement, patient volumes and related revenue; provisions for potential adjustments to reimbursement amounts; our compliance with new and existing laws and regulations, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the provision for bad debts and the impact of bad debt expenses; compliance with and anticipated revenue from Medicare and Medicaid electronic health records (“EHR”) incentive payments; future liquidity and capital resources; and existing and future debt.

There are several factors, some beyond our control that could cause results to differ significantly from our expectations. Any factor described in this report and the 2014 Annual Report on Form 10-K could by itself, or together with one or more factors, adversely affect our business, results of operations and/or financial condition. There may be factors not described in this report or the 2014 Annual Report on Form 10-K that could also cause results to differ from our expectations. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those expressed or implied by any forward-looking statements.

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in seven states. As of March 31, 2015, as part of continuing operations, we operated 10 general acute care hospitals and related ancillary healthcare facilities with a total of 1,425 licensed beds. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Effective January 1, 2015, we acquired controlling interest in Carolina Pines Regional Medical Center (“Carolina Pines”), a 116-bed acute care facility located in Hartsville, South Carolina through the acquisition of all the equity interests in Harstville Medical Group, LLC and substantially all the equity interests in Harstville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company. The cash purchase price, subject to final working capital adjustments, was $67.3 million plus $10.2 million for working capital and was funded by a senior secured term loan facility consisting of a $100 million seven-year term loan (the “Term Loan Facility”).

On May 1, 2015, the Company completed the sale of Mineral Areas Regional Medical Center, a 135 bed facility located in Farmington, Missouri. In connection with the planned divestiture, the Company recognized an estimated loss on the sale totaling $7.1 million during the year ended December 31, 2014, which was reduced for changes in net working capital of $1.0 million during the three months ended March 31, 2015.

The results of operations and statistical data discussed throughout the remainder of this section pertain to the Company’s continuing operations, which include the results of Carolina Pines for the three months ended March 31, 2015 and exclude the results of those facilities that have been previously disposed or classified as part of discontinued operations. Discussions of same-hospital information pertain to the Company’s continuing operations, but exclude the impact of Carolina Pines.

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

Impact of Healthcare Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”) dramatically altered the United States healthcare system and is intended to decrease the number of uninsured Americans and reduce the overall cost of healthcare. The Affordable Care Act attempts to achieve these goals by, among other things, requiring most Americans to obtain health insurance, expanding Medicare and Medicaid eligibility, reducing Medicare disproportionate share (“DSH”) payments and Medicaid payments to providers, expanding the Medicare program’s use of value-based purchasing programs, tying hospital payments to the satisfaction of certain quality criteria, bundling payments to hospitals and other providers, and instituting certain private health insurance reforms. Although some of the measures contained in the Affordable Care Act did not take effect until 2014, certain of the reductions in Medicare spending, such as negative adjustments to the Medicare hospital inpatient and outpatient prospective payment system market basket updates and the incorporation of productivity adjustments to the Medicare program’s annual inflation updates, became effective in prior years. A number of provisions of the Affordable Care Act that were supposed to become effective in 2014, such as the employer mandate, the Small Business Health Options Program, and the state run exchange verification of income and Medicaid agency electronic notification of eligibility for tax credit and subsidy requirements, have been delayed until 2015, and additional delays could be imposed in the future.

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

In March 2015, the United States Supreme Court heard oral arguments in King v. Burwell, a case that challenges the extension of premium subsidies to individuals residing in the 37 states that have federally-run health insurance exchanges. If the United States Supreme Court decides that the Affordable Care Act does not authorize premium subsidies to federally-run health insurance exchange participants, the decision would likely make it more difficult for uninsured individuals in those states to purchase coverage, upset the private insurance market and otherwise significantly affect implementation of the Affordable Care Act, in a manner that results in higher than projected numbers of uninsured individuals. A decision in King v. Burwell is expected in June 2015.

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

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009, includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three months ended March 31, 2014 we recognized $0.1 million of other income related to estimated EHR incentive payments. During the three months ended March 31, 2015 we recognized a reduction in other income of $0.1 million related to estimated EHR incentive payments. We currently estimate that, at a minimum, the total costs incurred to comply will be recovered through this initiative.

Medicare and Medicaid Reimbursement

Medicare payment methodologies have been, and are expected to be, significantly revised based on cost containment and policy considerations. The Centers for Medicare and Medicaid Services (“CMS”) already began implementing some of the Medicare reimbursement reductions required by the Affordable Care Act. These revisions will likely be more frequent and significant as more of the Affordable Care Act’s changes and cost-saving measures become effective. Additionally, the Middle Class Tax Relief and Job Creation Act of 2012 and the American Taxpayer Relief Act of 2012 (“ATRA”) require further reductions in Medicare payments, and the Budget Control Act of 2011 imposed a 2% reduction in Medicare spending effective as of April 1, 2013.

On February 2, 2015, the Office of Management and Budget released President Obama’s proposed budget for federal fiscal year (“FFY”) 2016 (the “Proposed Budget”). Among other things, the Proposed Budget would end sequestration but would also reduce Medicare spending by approximately $400 billion over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debt, reducing payments to hospitals for graduate medical education programs, reducing payments to critical access hospitals, reducing payments to hospitals for services that are provided at off-campus hospital outpatient departments, and increasing financial liabilities for certain Medicare beneficiaries. We cannot predict whether the Proposed Budget will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On April 17, 2015, CMS issued the hospital inpatient prospective payment system (“IPPS”) proposed rule for FFY 2016. Under the proposed rule, the operating payment rates for inpatient stays in general acute care hospitals paid under the IPPS that successfully participate in the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users would be increased by 1.1%. This increase reflects the projected hospital market basket update of 2.7%, adjusted by -0.6 percentage points for multi-factor productivity and an additional -0.2 percentage points in accordance with the Affordable Care Act. Additionally, the rate is further decreased by 0.8% for a proposed documentation and coding recoupment adjustment required by ATRA. Those hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update. In addition, any hospital that is not a meaningful EHR user will be reduced by one-half of the market basket update in FFY 2016. CMS projects that the rate increase, together with other proposed changes to IPPS payment policies, will increase IPPS operating payments by approximately 0.3%. CMS projects that total Medicare spending on inpatient hospital services will increase by about $120 million in FFY 2016.

With respect to the documentation and coding recoupment adjustment required by ATRA, CMS proposed making another -0.8% adjustment. Such adjustment would be made in order to recoup the entire $11 billion that CMS is required to recover by ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 as a result of the transition to the Medicare severity-adjusted diagnosis-related group system that do not reflect real changes in case-mix, and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

Among other things, the IPPS proposed rule for FFY 2016 would also cut overall DSH payments by $1.3 billion in FFY 2016, compared with FFY 2015; add eight new measures for the FFY 2018 IQR program and subsequent years; and includes certain requirements and modifications for eligible hospitals and Critical Access Hospitals (CAHs) participating in electronic reporting of clinical quality measures (CQMs) for the EHR Incentive Programs and the IQR program.

Lastly, many states in which we operate are facing budgetary challenges and have adopted, or may be considering, legislation that is intended to control or reduce Medicaid expenditures, enroll Medicaid recipients in managed care programs, and/or impose additional taxes on hospitals to help finance or expand their Medicaid programs. Budget cuts, federal or state legislation, or other changes in the administration or interpretation of government health programs by government agencies or contracted managed care organizations could have a material adverse effect on our financial position and results of operations.

“Two Midnight Rule”

In the Medicare program’s hospital IPPS final rule for FFY 2014, CMS issued the “two midnight rule,” which modified CMS’s policy on how Medicare contractors will review inpatient hospital services for payment purposes. Under the two midnight rule, in addition to services designated by CMS as inpatient-only services, surgical procedures, diagnostic tests, and other treatments will generally be considered to be appropriate for inpatient admission and inpatient hospital payment under Medicare Part A when the treating physician expects the beneficiary to require a stay that crosses at least two midnights and admits the beneficiary to the hospital based on that expectation. CMS is prohibited from allowing recovery auditors to conduct inpatient hospital status reviews on claims with dates of admission October 1, 2013 through September 30, 2015, but, in the future, reviews could be conducted on claims with dates of admission after that time.

While the IPPS final rule for FFY 2014 became effective on October 1, 2013, CMS initially indicated on November 5, 2013 that it would not permit recovery auditors to review inpatient admissions of one midnight or less that began between October 1, 2013 and December 31, 2013. CMS subsequently extended that delay to inpatient admissions that occur on or prior to September 30, 2014. CMS did, however, instruct Medicare Administrative Contractors to review, on a pre-payment basis, a small sample of inpatient hospital claims relating to admissions that occur between March 31, 2014 and September 30, 2014 and that span less than two midnights after admission in order to determine each hospital’s compliance with the new inpatient admission and medical review criteria.

On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (the “PAM Act”) into law. Among other things, the PAM Act extended the delay of the enforcement of the two midnight rule by recovery auditors and other Medicare review contractors through March 31, 2015. The PAM Act also authorized CMS to continue to allow Medicare Administrative Contractors to review, on a pre-payment basis only, a small sample of inpatient hospital claims relating to admissions that span less than two midnights and that occur between March 31, 2014 and March 31, 2015 in order to determine hospital compliance with the new inpatient admission and medical review criteria. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which was signed into law by President Obama on April 16, 2015 and is also commonly known as the “doc fix,” extends the prohibition on recovery auditor inpatient hospital patient status reviews through September 30, 2015, and allows Medicare Administrative Contractors to continue to conduct their pre-payment reviews until that same date. Post-payment reviews are not allowed unless there is evidence of systematic gaming, fraud, abuse, or delays.

On May 15, 2014, in the IPPS proposed rule for FFY 2015, CMS solicited comments regarding the development of an alternative payment methodology under the Medicare program for short inpatient hospital stays. In the IPPS proposed rule for FFY 2016, CMS indicated it would consider feedback from hospitals and physicians regarding concerns about the two midnight rule, as well as recent Medicare Payment Advisory Commission recommendations. CMS noted that it expects to include a further discussion of the broader set of issues related to short inpatient hospital stays, long outpatient stays with observation services, and the related -0.2% IPPS payment adjustment in the calendar year (“CY”) 2016 hospital outpatient prospective payment system proposed rule.

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

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in FFY 2013, HHS reduced inpatient hospital payments for all discharges by a percentage specified by statute and pooled the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. CMS evaluates hospitals’ performance during a performance period, and hospitals receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. Under the IPPS proposed rule for FFY 2016 discussed above, CMS proposed to continue updates to the hospital value-based purchasing program and to expand the number of measures. CMS also proposed removing two measures, effective with the FFY 2018 program year, and signaled its intent to make future policy changes that will affect certain National Health Safety Network measures beginning with the FFY 2019 program year. Also beginning in FFY 2013, hospitals that have “excess readmissions” for specified conditions receive reduced reimbursement. Each hospital’s performance is publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. In the IPPS proposed rule for FFY 2016, CMS proposed adoption of an extraordinary circumstance exception policy that would allow hospitals that experience an extraordinary circumstance (e.g., a hurricane or flood) to request a waiver for use of data from the affected time period. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The FFY 2014 IPPS final rule finalized the scoring methodology and quality measures that will be used to determine the quartile, as well as the processes, hospitals will use to review and correct their data. Under the IPPS proposed rule for FFY 2016, CMS proposed certain changes to existing program policies. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

Physician Services

Physician services are reimbursed under the Medicare physician fee schedule, or PFS, system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the various resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs then aggregated. The aggregated amount is multiplied by a conversion factor that accounts for inflation and targeted growth in Medicare expenditures (as calculated by the sustainable growth rate (“SGR”)) to arrive at the payment amount for each service.

The PFS rates are adjusted each year, and reductions in both current and future payments are anticipated. The SGR formula has resulted in payment decreases to physicians every year since 2002. However, all but one of those payment decreases has been averted by Congressional action. For CY 2014, CMS issued a final rule that would have applied the SGR and resulted in an aggregate reduction of 20.1% to all physician payments under the PFS for CY 2014. The Pathway for SGR Reform Act of 2013 (the “Pathway Act”) delayed application of the SGR and provided for a 0.5% increase in PFS payment rates through March 31, 2014. The PAM Act extended the 0.5% increase in PFS payment rates established by the Pathway Act through December 31, 2014, and also provided that there will be no increase to the CY 2015 PFS from January 1, 2015, through March 31, 2015. For the remainder of CY 2015, CMS issued a final rule that would have applied the SGR and resulted in a 21.2% reduction in PFS rates.

On April 16, 2015, President Obama signed MACRA into law. Among other things, MACRA replaces the SGR formula with new systems for establishing the annual updates to payments made under the PFS. Under MACRA, PFS payment rates would remain at their current levels through June 30, 2015, and would then be increased by 0.5% for the remainder of CY 2015. PFS payment rates would be increased by 0.5% a year from CY 2016 through CY 2019 and would then remain at their CY 2019 levels through CY 2025. Beginning in CY 2019, amounts paid to individual physicians would be subject to adjustment through either the Merit-Based Incentive Payment System (“MIPS”) or the Alternative Payment Model (“APM”) program. Physicians who participate in the MIPS program, which would essentially consolidate the existing Physician Quality Reporting System, the Value-Based Modifier, and the Meaningful Use of EHR incentive programs, would be subject to positive, zero, or negative performance adjustments depending on how the physician’s performance compared to a performance threshold. In addition, from CY 2019 through CY 2024, MACRA provides an additional $500 million per year for an additional performance adjustment for physicians who participate in MIPS and achieve exceptional performance. Physicians who participate in an APM program and receive a substantial amount of their revenue from an alternative payment model would receive, from CY 2019 through CY 2024, a lump-sum payment equal to 5% of their Medicare payments in the prior year for services paid under the PFS. Beginning in CY 2026, PFS payment rates for physicians participating in an APM program would be increased by 0.75% a year. Payments for other providers would be increased by 0.25% per year.

Medicare Access and CHIP Reauthorization Act of 2015

As previously noted, on April 16, 2015, MACRA was signed into law. In addition to delaying the enforcement of the two midnight rule and repealing the SGR, MACRA made changes to a number of payment and other provisions of the Medicare and Medicaid programs. Among other things, MACRA:

•	Extends the Medicare dependent hospital program, which provides enhanced payment support for rural hospitals that have no more than 100 beds and at least 60% of their inpatient days or discharges covered by the Medicare program, until October 1, 2017;

•	Extends the Medicare low volume hospital program, which provides additional Medicare reimbursement for general acute care hospitals that are located 15 road miles from another general acute care hospital and have less than 1,600 Medicare discharges each fiscal year, until October 1, 2017;

•	Extends the therapy cap exception process until January 1, 2018;

•	Extends the 3% add-on to payments made for home health services provided to patients in rural areas through January 1, 2018;

•	Extends funding for the Children’s Health Insurance Program through FFY 2017;

•	Permanently extends the Transitional Medicare Assistance Program, which provides Medicaid insurance coverage for families transitioning from welfare to work; and

•	Delays until October 1, 2018, the Medicaid state DSH allotment reductions required by the Affordable Care Act that were scheduled to become effective October 1, 2017, and extends those reductions through FFY 2025.

The costs associated with the repeal of the SGR and the extension of the Medicare and Medicaid programs noted above would be partly covered by increased premiums for Medicare beneficiaries with relatively high income, reducing the updates to the Medicare program’s payment rates for certain providers of post-acute-care and long-term care services to 1% in 2018, and phasing the one-time 3.2 percentage point increase in IPPS payment rates that hospitals are scheduled to receive in FFY 2018 when the recoupments required by ATRA have been completed in at 0.5 percentage points per year over six years beginning in FFY 2018.

In addition, MACRA also contains provisions that are intended to protect the integrity of the Medicare program, including, among other things, provisions that prohibit the inclusion of Social Security numbers on Medicare cards, require the establishment of policies to prevent wrongful Medicare payments for services provided to incarcerated individuals, individuals who are not lawfully present in the United States, and deceased individuals, require Medicare administrative contractors to establish improper payment outreach and education programs, require valid prescriber National Provider Identifiers on pharmacy claims, and eliminate civil monetary penalties for inducements to physicians to limit services that are not medically necessary.

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

In January 2014, the Federal Trade Commission (the “FTC”) ruled that Section 5 of the Federal Trade Commission Act gives the FTC the authority to regulate as unfair business practices companies’ inadequate data security programs that may expose consumers to fraud, identify theft and privacy intrusions. On February 24, 2014, HHS announced its plan to survey 1,200 organizations (both covered entities and business associates) as a first step in selecting organizations for the next round of HIPAA audits. HHS has advised that the survey will gather information to enable the Office of Civil Rights (OCR) “to assess the size, complexity, and fitness of a respondent for an audit.” HHS has advised that the information to be collected will include, among other things, “recent data about the number of patient visits or insured lives, use of electronic information, revenue, and business locations.” We cannot predict whether our hospitals will be selected in the future for an audit or the results of such an audit. In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under HIPAA.

On January 17, 2013, HHS issued a final rule which, among other things, made final modifications to the HIPAA Privacy, Security, and Enforcement Rules mandated by the HITECH Act; adopted changes to the HIPAA Enforcement Rule to incorporate the increased and tiered civil money penalty structure provided by the HITECH Act; adopted a final rule on Breach Notification for Unsecured Protected Health Information which replaces the breach notification rule’s prior “harm” threshold with a more objective standard; and modified the HIPAA Privacy Rule as required by the Genetic Information Nondiscrimination Act (GINA). The new rules are effective as of March 26, 2013. Our facilities were required to comply with the applicable requirements of the Final HIPAA Rule by September 23, 2013, except that existing business associate agreements qualified for an extended compliance date of September 23, 2014.

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

Cost Pressures

In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs with respect to delivering high quality patient care and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat over the last several years, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits. These pressures include base wage increases, demands for flexible working hours and other increased benefits as well as higher nurse-to-patient ratios. In addition, inflationary pressures and technological advancements and increased acuity continue to drive supply costs higher. We implemented multiple supply chain initiatives, including consolidation of low-priced vendors, established value analysis teams and coordinated quality of care efforts to encourage group purchasing contract compliance.

Uncompensated Care

For the three months ended March 31, 2015, our uncompensated care as a percentage of revenue, which is comprised of discounts to the uninsured, bad debts and charity care, was 17.7%, compared to 20.1% during the same prior year period. During the three months ended March 31, 2015, our uncompensated care as a percentage of revenues decreased primarily as a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate as well as improvements in employment and other economic factors in our markets, which has resulted in lower self-pay volume and revenue for the three-month period ended March 31, 2015, compared to the same prior year period.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable from continuing operations by payor class mix as of December 31, 2014 and March 31, 2015:

December 31, 2014	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	28.3%	0.9%	1.4%	30.6%
Medicaid(1)	7.1	0.9	1.3	9.3
Managed Care and Other	21.0	2.3	1.8	25.1
Self-Pay(2)	8.1	7.5	19.4	35.0

Total	64.5%	11.6%	23.9%	100.0%

March 31, 2015	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	30.3%	0.5%	1.2%	32.0%
Medicaid(1)	7.0	0.7	1.2	8.9
Managed Care and Other	18.6	2.3	2.0	22.9
Self-Pay(2)	9.1	7.6	19.5	36.2

Total	65.0%	11.1%	23.9%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

The volume of self-pay accounts receivable remains sensitive to a combination of factors, including price increases, acuity of services, higher levels of insured patient co-payments and deductibles, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented a number of practices to mitigate bad debt expense and increase collections, including increased focus on upfront cash collections, incentive plans for our hospitals’ financial counselors and registration personnel, and increased focus on payment plans with non-emergent patients, among other efforts. Despite these practices, we believe bad debts will remain a significant risk for us and the rest of the hospital industry.

Revenue/Volume Trends

Our revenue depends upon inpatient occupancy levels, outpatient procedures, ancillary services and therapy programs as well as our ability to negotiate appropriate payment rates for services with third-party payors and our ability to achieve quality metrics to maximize payment from our payors.

The primary sources of our revenue before the provision for bad debts include managed care payors, including managed Medicare and managed Medicaid programs, the traditional Medicare program, state Medicaid programs, commercial health plans and patients themselves. We are typically paid less than our gross charges, regardless of the payor source, and report revenue before the provision for bad debts to reflect contractual adjustments and other allowances required by managed care providers and federal and state agencies.

Revenue from continuing operations for the three months ended March 31, 2015 increased $37.7 million to $207.0 million, compared to $169.3 million in the same prior year period. Revenues for the three months ended March 31, 2015 was impacted by approximately $24.3 million related to the purchase of controlling interest in Carolina Pines. Beyond Carolina Pines, the increase was impacted primarily by same-hospital increases in adjusted admissions and inpatient and outpatient surgeries as a result of strategic initiatives as well as the favorable impact of healthcare reform.

Admissions and adjusted admissions increased 17.1% and 23.6%, respectively, for the three months ended March 31, 2015, compared to the same prior year period. Inpatient surgeries increased 19.3% for the three months ended March 31, 2015, compared to the same prior year period and outpatient surgeries increased 13.6% for the three months ended March 31, 2015, compared to the same prior year period. In general, our reported hospital volumes are being impacted by the purchase of Carolina Pines, effective January 1, 2015. Same-hospital admissions, inpatient surgeries and outpatient surgeries increased 4.0%, 1.0% and 3.4%, respectively, for the three months ended March 31, 2015, compared to the same prior year period. In general, we believe our hospital volumes are reflective of our physician recruitment success augmented by the development and implementation of our specialty services lines.

The following table sets forth the percentages of revenue from continuing operations before the provision for bad debts by payor for the three months ended March 31, 2014 and 2015:

	Three Months Ended March 31,
	2014	2015
Medicare(1)	40.4%	40.6%
Medicaid(1)	16.6	15.5
Managed Care and Other	35.0	36.1
Self-pay	8.0	7.8

Total	100.0%	100.0%

(1)	Includes revenue received under managed Medicare or managed Medicaid programs.

Revenue per adjusted admission decreased 1.1% for the three months ended March 31, 2015, compared to the same prior year period. The decrease in revenue per adjusted admission for the three months ended March 31, 2015 was driven by the change in the mix of inpatient to outpatient services due to the increase in outpatient service utilization when compared to the same prior year period. Adjusting for the change in the mix of inpatient to outpatient, revenue per adjusted admission increased approximately 4.0%, which was primarily a result of increases in managed care contract rates, the increase in health insurance coverage as a result of healthcare reform and higher volume increases in our higher pay hospitals.

See “Item 1 — Business — Sources of Revenue” and “Item 1 — Business — Government Regulation and Other Factors”, included in the 2014 Annual Report on Form 10-K, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discuss the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Affordable Care Act is also addressed in the 2014 Annual Report on Form 10-K.

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

Our critical accounting estimates are more fully described in the 2014 Annual Report on Form 10-K. There have been no significant changes in the nature of our critical accounting policies or the application of those policies since December 31, 2014.

RESULTS OF OPERATIONS

The following table presents summaries of results from continuing operations for the three months ended March 31, 2014 and 2015, respectively. Dollar amounts below are in millions.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2015
	Amount	Percentage	Amount	Percentage
Revenue before provision for bad debts	$191.0	112.8%	$226.8	109.6%
Provision for bad debts	(21.7)	(12.8)%	(19.8)	(9.6)%

Revenue	169.3	100.0%	207.0	100.0%
Salaries and benefits	80.3	47.3%	97.1	46.9%
Supplies	28.6	16.9%	35.2	17.0%
Other operating expenses	42.2	24.9%	51.6	24.9%
Other income	(0.1)	(0.1)%	(2.0)	(1.0)%
Interest, net	13.8	8.1%	14.3	6.9%
Depreciation and amortization	10.5	6.2%	11.0	5.3%

Loss from continuing operations before income taxes*	(6.0)	(3.5)%	(0.2)	(0.1)%
Income taxes	0.8	0.5%	0.9	0.4%

Loss from continuing operations*	(6.8)	(4.0)%	(1.1)	(0.5)%
Loss from discontinued operations, net of taxes	(2.1)	(1.2)%	(1.2)	(0.6)%

Net loss*	$(8.9)	(5.3)%	$(2.3)	(1.1)%

Less: Net income attributable to non-controlling interests	0.1	0.1%	0.3	0.1%

Net loss attributable to Capella Healthcare, Inc.*	$(9.0)	(5.3)%	$(2.6)	(1.3)%

*	The sum of the individual amounts may not total due to rounding.

Selected Operating Data

The following table sets forth certain unaudited operating data and excludes all discontinued operations for each of the periods presented.

	Three Months Ended March 31,
	2014	2015
Continuing operations:
Admissions(1)	9,362	10,966
Adjusted admissions(2)	19,552	24,168
Revenue per adjusted admission	$8,659	$8,565
Inpatient surgeries	2,112	2,520
Outpatient surgeries(3)	4,892	5,555
Emergency room visits(4)	47,655	60,790
Same-hospital
Admissions(1)	9,362	9,732
Adjusted admissions(2)	19,552	21,579
Revenue per adjusted admission	$8,659	$8,471
Inpatient surgeries	2,112	2,133
Outpatient surgeries(3)	4,892	5,056
Emergency room visits(4)	47,655	51,938

(1)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(2)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(3)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(4)	Represents the total number of hospital-based emergency room visits.

Three Months Ended March 31, 2015 Compared to March 31, 2014

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenue. Revenue for the three months ended March 31, 2015 was $207.0 million, an increase of $37.7 million, or 22.2%, over the prior year period. The increase in revenue was primarily due to the purchase of a controlling interest in Carolina Pines, effective January 1, 2015, which impacted the overall increase by approximately $24.3 million. The remaining increase in revenue of $13.4 million was due to an increase in same-hospital adjusted admissions of 10.4%, offset by a decrease in revenue per adjusted admission of 2.2%.

Our provision for bad debts was down $1.9 million, or 8.8%, compared to the prior year period. Same-hospital self-pay admissions were 4.0% of total admissions, compared to 4.1% in the prior year period. Our provision for doubtful accounts was impacted by Carolina Pines, which increased our provision for doubtful accounts by approximately $4.3 million for the three months ended March 31, 2015. Same-hospital provision for doubtful accounts decreased by $6.2 million for the three months ended March 31, 2015. Our provision for doubtful accounts decreased as a result of lower self-pay revenues during the three months ended March 31, 2015. Same-hospital self-pay revenues, before the provision for bad debts decreased 5.4% over the same period last year as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the three months ended March 31, 2015 was $97.1 million, or 46.9% of revenue, compared to $80.3 million, or 47.3% of revenue, in the prior year period. The increase of $16.8 million was primarily a result of our recent acquisition of controlling interest in Carolina Pines and the impact of an increasing number of employed physicians and related support staff.

Supplies. Supplies expense as a percentage of net revenue remained flat for the three months ended March 31, 2015 compared to the prior year period.

Other operating expenses. Other operating expenses include, among other things, contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization. Our other operating expenses increased $9.4 million during the three months ended March 31, 2015, compared to the prior year period. This increase was due to $6.8 million of other operating expenses related to the acquisition of controlling interest in Carolina Pines, increased service lines and increased revenue cycle fees resulting from improved collections.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the three months ended March 31, 2015, we recognized a reduction of $0.1 million of incentive reimbursements income related to our physician clinics. Other income also includes income from the Oregon Health Authority Hospital Transformation Performance Program (HTTP), which represent payments based on quality measurements for which the recognition criteria have been met. For the three months ended March 31, 2015, we recognized $2.1 million of income related to this program.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2015 was $11.0 million, or 5.3% of revenue, compared to $10.5 million, or 6.2% of revenue, in the prior year period. The increase in depreciation and amortization expense compared to the prior year period is due primarily to the addition of Carolina Pines. The reduction of depreciation and amortization as a percentage of revenue is due to the same-hospital increase in revenues from existing programs.

Income taxes. Our effective tax rate from continuing operations was approximately 439% for the three months ended March 31, 2015 compared to 14% for the same prior year period. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2015 (in millions).

	Three Months Ended March 31,
	2014	2015
Cash used in operating activities	$(17.7)	$(1.7)
Cash (used in) provided by investing activities	6.9	(4.1)
Cash used in financing activities	(4.2)	(8.3)

Operating Activities

Cash used in operating activities was $17.7 million for the three months ended March 31, 2014, compared to $1.7 million for the three months ended March 31, 2015. Net changes in operating assets and liabilities, excluding the impact of divestitures, negatively impacted operating cash flows by $38.9 million during the three months ended March 31, 2014 compared to a negative impact of $31.1 million during the three months ended March 31, 2015. Cash flows from operating activities were impacted by the interest payments of $25.4 million and $25.0 million during the three months ended March 31, 2014 and 2015, respectively.

At March 31, 2015, we had working capital excluding assets and liabilities held for sale and the current portion of long-term debt of $88.7 million, including cash and cash equivalents of $14.6 million, compared to working capital excluding assets and liabilities held for sale and the current portion of long-term debt at December 31, 2014 of $77.5 million, including cash and cash equivalents of $28.7 million.

Investing Activities

Cash provided by investing activities was $6.9 million for the three months ended March 31, 2014 compared to cash used by investing activities of $4.1 million for the three months ended March 31, 2015. During the three months ended March 31, 2014, we received $11.2 million in proceeds from the sale of one of our hospitals. We continue to make significant, targeted investments at our hospitals to modernize facilities and expand the services available. Two facilities have been approved for projects totaling $41.0 million that are expected to renovate and expand existing facilities primarily related to our cardiac, emergency services and general surgical service lines. Both projects are long-term projects with expected cash outflows in years 2014 to 2017 and are expected to be completed by the end of 2017.

Financing Activities

Cash used in financing activities was $4.2 million for the three months ended March 31, 2014 compared to $8.3 million for the three months ended March 31, 2015. Cash used in financing activities includes approximately $6.9 million of payments made on our capital lease obligations along with approximately $1.0 million of distributions made to non-controlling interests during the three months ended March 31, 2015.

As of March 31, 2015, our outstanding debt was $612.4 million, and we had $78.1 million of borrowing capacity under the our senior secured asset-based loan consisting of a $100.0 million revolving credit facility (the “2010 Revolving Facility”), net of outstanding letters of credit.

Capital Resources

We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We had $28.7 million and $14.6 million of cash and cash equivalents as of December 31, 2014 and March 31, 2015, respectively. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

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

We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may draw upon cash on hand, amounts available under our revolving credit facility or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, to fund capital projects or for other corporate purposes. We may be unable to raise additional equity proceeds from the investment funds affiliated with GTCR Golder Rauner II, L.L.C. (collectively, with GTCR Golder Rauner, L.L.C. and certain other affiliated entities, “GTCR”), which are our principal investors, or other investors should we need to obtain cash for any of these purposes. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

Debt Covenants

The indenture governing the 9 1⁄4% Notes and the Term Loan Facility contain a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. Additionally, with respect to the 2010 Revolving Facility, the Amended and Restated Loan Agreement, dated December 31, 2014, by and among the Company, the borrowing subsidiaries signatory thereto, the guarantying subsidiaries signatory thereto, the lenders party thereto, and Bank of America, N.A., as agent for the lenders (the “ABL Agreement”), contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio cannot be less than 1.10 to 1.00 at the end of any measurement period. At December 31, 2014 and March 31, 2015, we were in compliance with all debt covenants that were subject to testing at such dates.

Obligations and Commitments

Except as disclosed under “Investing Activities” above, during the three months ended March 31, 2015, there were no material changes in our contractual obligations as presented in our 2014 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2015, our Term Loan Facility bears interest based on floating rates. A 1% change in interest rates on our Term Loan Facility would have resulted in interest expense fluctuating approximately $0.3 million for the three months ended March 31, 2015. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the ABL Agreement in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our 2014 Annual Report on Form 10-K.

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
Denise W. Warren
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date: May 15, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1⁄4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Documeny

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document*