Form 10-Q
period 2015-06-30
Capella Healthcare, Inc.
filed 2015-08-14
CIK 1522138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2015, 100 shares of the registrant’s Common Stock were outstanding.

CAPELLA HEALTHCARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Capella Healthcare, Inc.

Condensed Consolidated Balance Sheets

(In millions, except share and per share data)

	December 31, 2014 (a)	June 30, 2015
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28.7	$53.9
Restricted cash	73.9	—
Accounts receivable, net of allowance for doubtful accounts of $84.4 and $84.4 at December 31, 2014 and June 30, 2015, respectively	120.9	115.9
Inventories	23.7	24.3
Prepaid expenses and other current assets	10.9	14.6
Deferred tax assets	2.4	1.8
Assets held for sale	33.7	64.1

Total current assets	294.2	274.6
Property and equipment, net	409.6	413.6
Goodwill	127.9	128.8
Intangible assets, net	10.9	11.7
Other assets, net	27.1	25.1

Total assets	$869.7	$853.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$29.8	$28.4
Salaries and benefits payable	27.5	22.3
Accrued interest	23.3	23.2
Other accrued liabilities	23.5	26.6
Current portion of long-term debt	6.0	6.6
Revolving facility	5.0	—
Liabilities held for sale	3.6	9.1

Total current liabilities	118.7	116.2
Long-term debt	607.8	606.0
Deferred income taxes	18.2	15.5
Other liabilities	31.0	31.9
Redeemable non-controlling interests	11.7	11.6
Due to Parent	213.7	213.6
Stockholder’s deficit:
Common stock, $0.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	—	—
Retained deficit	(131.4)	(141.0)

Total stockholder’s deficit	(131.4)	(141.0)

Total liabilities and stockholder’s deficit	$869.7	$853.8

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues before provision for bad debts	$193.2	$232.4	$384.2	$459.2
Provision for bad debts	(14.5)	(23.8)	(36.2)	(43.6)

Revenues	178.7	208.6	348.0	415.6
Salaries and benefits	85.0	97.3	165.3	194.4
Supplies	29.8	34.5	58.4	69.7
Other operating expenses	45.6	50.7	87.8	102.3
Other income	(3.1)	(2.3)	(3.2)	(4.3)
Management fees	0.1	0.1	0.1	0.1
Interest, net	13.8	14.2	27.6	28.5
Depreciation and amortization	10.6	11.4	21.1	22.4
Impairment charges	—	10.9	—	10.9

Loss from continuing operations before income taxes	(3.1)	(8.2)	(9.1)	(8.4)
Income tax (benefit) expense	0.8	(2.7)	1.6	(1.8)

Loss from continuing operations	(3.9)	(5.5)	(10.7)	(6.6)
Loss from discontinued operations, net of tax	(0.9)	(1.1)	(3.0)	(2.3)

Net loss	(4.8)	(6.6)	(13.7)	(8.9)
Less: Net income attributable to non-controlling interests	0.6	0.4	0.7	0.7

Net loss attributable to Capella Healthcare, Inc.	$(5.4)	$(7.0)	$(14.4)	$(9.6)

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statement of Stockholder’s Deficit

For the Six Months Ended June 30, 2015

(In millions, except share amounts)

			Total Retained Deficit
	Common Stock			Stockholder’s Deficit
	Shares	Amount
Balance at December 31, 2014(a)	100	$—	$(131.4)	$(131.4)
Net loss attributable to Capella Healthcare, Inc. (unaudited)	—	—	(9.6)	(9.6)

Balance at June 30, 2015 (unaudited)	100	$—	$(141.0)	$(141.0)

(a)	Derived from audited consolidated financial statements

See accompanying notes

Capella Healthcare, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2014	2015
Operating activities:
Net loss	$(13.7)	$(8.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	3.0	2.3
Depreciation and amortization	21.1	22.4
Amortization of loan costs and debt discount	2.0	2.0
Provision for bad debts	36.2	43.6
Deferred income taxes	1.6	(2.1)
Stock-based compensation	3.3	0.7
Impairment charges	—	10.9
Changes in operating assets and liabilities, net of divestitures	(39.8)	(46.7)

Net cash provided by operating activities – continuing operations	13.7	24.2
Net cash used in operating activities – discontinued operations	(5.1)	(4.2)

Net cash provided by operating activities	8.6	20.0
Investing activities:
Purchases of property and equipment, net	(9.7)	(11.4)
Proceeds from disposition of healthcare business	11.2	27.8

Net cash provided by investing activities – continuing operations	1.5	16.4
Net cash used in investing activities – discontinued operations	(0.5)	—

Net cash provided by investing activities	1.0	16.4
Financing activities:
Payments on capital leases and other obligations	(7.5)	(8.1)
Payments of financing costs and fees	(2.0)	(1.0)
Advances to Parent	(6.0)	(7.5)
Distributions to non-controlling interests	(0.5)	(1.3)
Sale of non-controlling interests	0.1	—

Net cash used in financing activities – continuing operations	(15.9)	(17.9)
Net cash provided by financing activities – discontinued operations	5.6	6.7

Net cash used in financing activities	(10.3)	(11.2)

Net (decrease) increase in cash and cash equivalents	(0.7)	25.2
Cash and cash equivalents at beginning of period	26.4	28.7

Cash and cash equivalents at end of period	$25.7	$53.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$25.5	$26.7

Cash paid for taxes	$0.7	$1.0

Supplemental disclosure of non-cash information:
Capital lease obligations recorded	$—	$2.5

See accompanying notes

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

Capella Healthcare, Inc., a Delaware corporation (the “Company”), is a wholly owned subsidiary of Capella Holdings, Inc. (the “Parent”). The Company operates general acute care hospitals and ancillary healthcare facilities in non-urban communities in the United States. At June 30, 2015, as part of continuing operations, the Company operated ten general acute care hospitals and related ancillary healthcare facilities with a total of 1,425 licensed beds. Unless noted otherwise, discussions in these notes pertain to the Company’s continuing operations, which exclude the results of those facilities that have been previously disposed or are included in assets and liabilities held for sale.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02 Consolidation (“ASU 2015-2”). ASU 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB Accounting Standards Codification. The provisions of ASU 2015-02 are effective for annual reporting periods beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-02 will have on the Company’s consolidated financial statements.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, and the new guidance should be applied retrospectively. The Company does not expect the adoption of ASU 2015-03 will have an impact on its results of operations or cash flows.

2.	GENERAL AND ADMINISTRATIVE COSTS

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company would include its corporate overhead costs, which were $16.1 million and $10.4 million for the six months ended June 30, 2014 and 2015, respectively. Stock-based compensation expense is included in salaries and benefits in the accompanying consolidated statements of operations and within the aforementioned general and administrative costs. During the six months ended June 30, 2014 and 2015, the Company incurred non-cash stock-based compensation expense of $3.3 million and $0.7 million, respectively. Business development and refinancing related costs, also included within the aforementioned general and administrative costs, included in other operating expenses on the condensed consolidated statements of operations, were $1.0 million and $0.9 million for the six months ended June 30, 2014 and 2015, respectively.

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

The carrying amounts of the Company’s short-term financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, other receivables, accounts payable, salaries and benefits payable, accrued interest and accrued liabilities are reflected in the accompanying condensed consolidated financial statements at amounts that approximate fair value because of the short-term nature of these instruments. The fair value of the Company’s capital leases, term loan facility and other long-term financing obligations also approximate carrying value as they bear interest at current market rates. The carrying amount of the Company’s 9 1/4% Senior Unsecured Notes due 2017 (the “9 1/4% Notes”) was $500.0 million at June 30, 2015 as disclosed in Note 10. The estimated fair value of the 9 1/4% Notes at June 30, 2015 was approximately $513.1 million based on the average bid and ask price as determined using published rates and is categorized as Level 2 within the fair value hierarchy.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

The following table sets forth the percentages of revenues before the provision for bad debts by payor for the three and six months ended June 30, 2014 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Medicare(1)	40.7%	39.5%	40.5%	40.7%
Medicaid(1)	18.9	16.9	17.8	16.8
Managed Care and other(2)	34.2	36.2	34.6	35.8
Self-Pay	6.2	7.4	7.1	6.7

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenues received under managed Medicare or managed Medicaid programs.
(2)	Includes the health insurance exchanges, beginning with the first quarter of 2014.

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

Settlements under reimbursement agreements with third-party payors are estimated and recorded in the period the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occurs subsequent to the year in which services are rendered because of audits by the programs, rights of appeal and the application of numerous technical provisions. There is at least a reasonable possibility that such estimates will change by a material amount in the near term. The net estimated third-party payor settlements receivable by the Company as of December 31, 2014 totaled $0.1 million compared to $0.9 million as of June 30, 2015, and are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets. For the three and six months ended June 30, 2014, the net adjustments to estimated cost report settlements resulted in an increase to revenues of $1.2 million and $2.0 million, respectively. For the three and six months ended June 30, 2015, the net adjustments to estimated cost report settlements resulted in an decrease to revenues of $2.8 million and $1.9 million, respectively. The decrease is a result of the Company’s receipt of a Notice of Program Reimbursement on May 14, 2015 requesting a refund of $2.8 million as a result of a retroactive change by CMS in the method used to calculate Medicare disproportionate share payments for certain adolescent psychiatric services provided at the facility. The Company plans to appeal this determination. The Company cannot predict the outcome of such appeal. The Company’s management believes that adequate provisions have been made for adjustments that may result from final determination of amounts earned under these programs.

Provision for Bad Debts and Allowance for Doubtful Accounts

To provide for accounts receivable that could become uncollectible in the future, the Company establishes an allowance for doubtful accounts to reduce the carrying value of such receivables to their estimated net realizable value. The primary uncertainty of such allowance lies with uninsured patient receivables and deductibles, co-payments or other amounts due from individual patients.

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

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

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

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in millions):

	Beginning Balance at January 1, 2015	Additions Charged to provision for bad debts	Accounts Written Off, Net of Recoveries	Balance at End of Period
Six months ended June 30, 2015	$84.4	$43.6	$(43.6)	$84.4

The allowance for doubtful accounts was $84.4 million and $84.4 million as of December 31, 2014 and June 30, 2015, respectively. These balances as a percentage of accounts receivable net of contractual adjustments were 41.1% and 42.6% as of December 31, 2014 and June 30, 2015, respectively.

5.	BUSINESS COMBINATIONS

Effective January 1, 2015, the Company acquired controlling ownership interest in Carolina Pines Regional Medical Center (“Carolina Pines”), a 116-bed acute care facility located in Hartsville, South Carolina, through the acquisition of all of the equity interests in Hartsville Medical Group, LLC and substantially all of the equity interests in Hartsville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company. The cash purchase price, subject to final working capital adjustments, was $67.3 million plus $12.0 million for working capital and was funded by a $100 million, seven-year term loan facility (the “Term Loan Facility”). The transaction resulted in goodwill of approximately $11.0 million.

The fair values of assets acquired and liabilities assumed at the acquisition date are as follows (in millions):

Accounts receivable, net	$13.1
Prepaids and other	0.4
Inventories	2.4
Property and equipment	57.6
Intangibles	1.2
Goodwill	11.0

Total assets acquired	85.7

Accounts payable	1.7
Salaries and benefits payable	2.4
Accrued expenses	1.1
Non-controlling interest	1.2

Total liabilities assumed	6.4

Net assets acquired	$79.3

The preliminary values of the consideration transferred, assets acquired and liabilities assumed, including the related tax effects, are subject to receipt of a final valuation and final working capital adjustments.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Pro-Forma Information

Net revenues of approximately $25.3 million and $49.6 million and income from continuing operations before income taxes of $1.8 million and $2.6 million for Carolina Pines are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2015. The following table provides certain pro-forma financial information for the Company as if this acquisition occurred as of January 1, 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Net Revenue	$201.5	$208.6	$391.9	$415.6

Income (loss) from continuing operations before income taxes	$0.1	$(8.2)	$(4.4)	$(8.4)

6.	DIVESTITURES AND IMPAIRMENT CHARGES

At December 31, 2014, the Company committed to plans to sell certain of one of its facilities in Tennessee and one in Missouri. In connection with these planned divestures, the Company recognized an estimated loss on the planned sale totaling $15.9 million (including $5.8 million of goodwill) during the year ended December 31, 2014. The Company has presented the operating results, financial positions and cash flows as discontinued operations in the accompanying consolidated financial statements for all periods, and the related assets and liabilities are reflected as held for sale in the accompanying condensed consolidated financial statements.

On May 1, 2015, the Company completed the sale of Mineral Area Regional Medical Center, a 135 bed facility located in Farmington, Missouri. In connection with the planned divestiture, the Company recognized an estimated loss on the sale totaling $7.1 million during the year ended December 31, 2014, which was reduced for changes in net working capital of $1.7 million during the six months ended June 30, 2015. The Company has presented the operating results, financial positions and cash flows as discontinued operations in the accompanying condensed consolidated financial statements.

Revenues before the provision for bad debts and the loss reported in discontinued operations for the Company’s discontinued operations for the three and six months ended June 30, 2014 and 2015, are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Revenues before the provision for bad debts from discontinued operations	$15.2	$6.9	$34.4	$19.4

Loss from discontinued operations
Net loss from sale of healthcare business	—	(0.5)	(1.6)	(0.5)
Gain from held for sale adjustment	—	0.5	—	1.5
Loss from operations	(0.9)	(1.1)	(1.4)	(3.3)

Loss from discontinued operations, net of tax	$(0.9)	$(1.1)	$(3.0)	$(2.3)

In July, 2015, the Company entered into a definitive agreement regarding the sale of Stones River Hospital and three additional hospitals consisting of DeKalb Community Hospital, Highlands Medical Center, and River Park Hospital (collectively, the “Tennessee Facilities”) all of which reside in the State of Tennessee. The sale closed effective August 1, 2015. Included in the accompanying unaudited condensed consolidated statement of operations is income before taxes attributable to DeKalb Community Hospital, Highlands Medical Center and River Park Hospital of $1.1 million and $1.2 million for the three months ended June 30, 2014 and, 2015, respectively, and $1.7 million and $1.5 million for the six months ended June 30 2014 and 2015, respectively. The assets and liabilities have been classified as held for sale in connection with the Tennessee Facilities of $61.9 million and $8.4 million, respectively.

In connection with the Company’s entry into a definitive agreement to sell the Tennessee Facilities, the Company recognized an impairment charge of $10.9 million, during the three and six months ended June 30, 2015 for DeKalb Community Hospital, Highlands Medical Center and River Park Hospital. The impairment charge included write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values. Stones River Hospital was recognized as a discontinued operation and is included in the discontinued operations noted above.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

The Company estimated the fair value of its assets and liabilities held for sale at December 31, 2014 at approximately $33.7 million and $3.6 million, respectively. The Company estimated the fair value of its assets and liabilities held for sale at June 30, 2015 at approximately $64.1 million and $9.1 million, respectively. The estimated fair value is based on the amount outlined in the executed purchase agreement and is categorized as Level 3 within the fair value hierarchy in accordance with Accounting Standards Codification 820-10, “Fair Value Measurements and Disclosures”.

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s business comprises a single reporting unit for impairment test purposes. For the purposes of these analyses, the Company’s estimates of fair value are based on the income approach, which estimates the fair value of the Company based on its future discounted cash flows. In addition to the annual impairment reviews, impairment reviews are performed whenever circumstances indicate a possible impairment may exist. The Company performed its most recent goodwill impairment testing as of October 1, 2014 and did not incur an impairment charge. The Company’s goodwill balance was $127.9 million and $128.8 million at December 31, 2014 and June 30, 2015, respectively.

Deferred Loan Costs

The Company records deferred loan costs for expenditures related to acquiring or issuing new debt instruments. These expenditures include bank fees and premiums, as well as attorneys’ and filing fees. Net deferred loan costs totaled $9.8 million and $9.3 million, net of accumulated amortization of $12.2 million and $13.7 million at December 31, 2014 and June 30, 2015, respectively, and are included in other assets on the accompanying condensed consolidated balance sheets. The Company amortizes the deferred loan costs to interest expense over the life of the respective debt instrument.

Contract-Based Physician Minimum Revenue Guarantees

The Company committed to provide certain financial assistance pursuant to recruiting agreements, or “physician minimum revenue guarantees,” with various physicians practicing in the communities it serves. In consideration for a physician relocating to one of its communities and agreeing to engage in private practice for the benefit of the respective community, the Company may advance certain amounts of money to a physician to assist in establishing his or her practice.

The Company records a contract-based intangible asset and related guarantee liability for new physician minimum revenue guarantees. The contract-based intangible asset is amortized to other operating expenses over the period of the physician contract, which is typically four years. The Company’s physician income guarantee intangible assets were $12.1 million ($6.7 million, net) and $13.6 million ($7.2 million, net) at December 31, 2014 and June 30, 2015, respectively. The Company committed to advance a maximum amount of approximately $3.7 million at June 30, 2015. As of December 31, 2014 and June 30, 2015, the Company’s liability balance for contract-based physician minimum revenue guarantees was approximately $0.7 million and $1.4 million, respectively, which is included in other accrued liabilities in the accompanying condensed consolidated balance sheets.

8.	INCOME TAXES

The Company’s income tax benefit was $1.8 million on losses from continuing operations of $8.4 million, for an effective income tax rate of 21.7% during the six months ended June 30, 2015. The Company’s income tax expense was $1.6 million on losses from continuing operations of $9.1 million, for an effective income tax rate of 17.6% during the six months ended June 30, 2014. Due to the Company’s valuation allowance, the effective tax rate bears no relationship to pre-tax income.

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

June 30, 2015

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

Acquisitions

The Company has historically acquired businesses with prior operating histories. Acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, medical and general professional liabilities, workers compensation liabilities, previous tax liabilities and unacceptable business practices. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities of the acquired businesses that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

10.	DEBT OBLIGATIONS

The following table presents a summary of the Company’s debt obligations at December 31, 2014 and June 30, 2015 (in millions):

	December 31, 2014	June 30, 2015
9 1/4% Notes	$500.0	$500.0
Unamortized discount on 9 1/4% Notes	(2.2)	(1.8)

Total 9 1/4% Notes	$497.8	$498.2
Term Loan Facility	$100.0	$99.5
Unamortized discount on Term Loan Facility	(1.0)	(0.9)

Total Term Loan Facility	$99.0	$98.6
Capital lease obligations	17.0	15.8

Total debt obligations	$613.8	$612.6
Less current maturities	6.0	6.6

Total long-term debt	$607.8	$606.0

9 1/4% Senior Unsecured Notes

In June 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, the Company issued $500 million of 9 1/4% Notes due 2017 and entered into a new senior secured asset-based loan (“ABL”), consisting of a $100 million revolving credit facility maturing in December 2014 (the “2010 Revolving Facility”). The proceeds from the 9 1/4% Notes were used to repay the outstanding principal and interest related to the Company’s 2008 bank credit agreement and to pay fees and expenses relating to the Refinancing of approximately $21.7 million.

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

The Company may redeem all or a part of the 9 1/4% Notes at any time, plus accrued and unpaid interest, if any, to the date of redemption plus a redemption price equal to a percentage of the principal amount of the notes redeemed based on the following redemption schedule:

July 1, 2014 to June 30, 2015	104.625%
July 1, 2015 to June 30, 2016	102.313%
July 1, 2016 and thereafter	100.000%

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

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

Upon and subject to the closing of the merger described in Note 13 below, the indebtedness of the Parent and its subsidiaries, including the outstanding 9 1/4% Notes, will be repaid or otherwise discharged, with the indenture underlying the 9 1/4% Notes to be terminated upon such repayment or other discharge, provided that the redemption of the 9 1/4% Notes may occur after the effective time of the merger in accordance with a valid redemption notice delivered prior to or substantially concurrently with the effective time of the merger.

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

The ABL Agreement amends and restates the Prior ABL Agreement to, among other things, change the maturity date of the 2010 Revolving Facility from December 29, 2014 to the earlier to occur of (a) June 3, 2019, (b) November 16, 2016, if, as of such date, (i) the 9 1/4% Notes have not been repaid in full or refinanced on terms reasonably satisfactory to ABL Agent (including a maturity date no earlier than December 3, 2019) and (ii) the Term Loan Facility has not been repaid in full or the maturity date has not been extended to a date that is no earlier than September 3, 2019, and (c) April 1, 2017 if, as of such date, the Company’s 9 1/4% Notes have not been repaid in full or refinanced on terms reasonably satisfactory to ABL Agent (including a maturity date no earlier than December 3, 2019).

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

At June 30, 2015, the Company had no outstanding loans under the ABL Agreement. At June 30, 2015, the Company had a borrowing base of $82.2 million, net of outstanding letters of credit of $6.7 million, primarily used as the collateral under the Company’s workers’ compensation programs, immediately available for borrowing under the ABL Agreement.

Upon and subject to the closing of the merger described in Note 13 below, the indebtedness of the Parent and its subsidiaries, including any outstanding loans under the ABL Agreement, will be repaid or otherwise discharged, with the ABL Agreement to be terminated upon such repayment or other discharge.

Term Loan Facility

On December 31, 2014, the Company entered into a Credit Agreement (the “Term Loan Credit Agreement”) by and among the Company, as borrower, the Parent, as a guarantor, Credit Suisse AG, Cayman Islands Branch, as administrative agent, and certain other lenders from time to time party thereto.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

The Term Loan Credit Agreement establishes the Term Loan Facility, a new senior secured term loan facility consisting of a $100.0 million seven-year term loan. The per annum interest rates applicable to borrowings under the Term Loan Facility are periodically determined at the Company’s election as either (a) the LIBO Rate (as defined in the Term Loan Credit Agreement) plus 4.25% or (b) the Base Rate (as defined in the Term Loan Credit Agreement) plus 3.25%. The interest rate as of June 30, 2015 was 5.25%.

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

Upon and subject to the closing of the merger described in Note 13 below, the indebtedness of the Parent and its subsidiaries, including the Term Loan Facility, will be repaid or otherwise discharged, with the Term Loan Credit Agreement to be terminated upon such repayment or other discharge.

Debt Covenants

The indenture governing the 9 1/4% Notes and the Term Loan Facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Company’s subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. At June 30, 2015, the Company was in compliance with the debt covenants for the 9 1/4% Notes and the Term Loan Facility that were subject to testing at that date.

The ABL Agreement contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio (as defined) cannot be less than 1.10 to 1.00 at the end of any measurement period. At June 30, 2015, the Company was in compliance with the ABL Agreement debt covenants that were subject to testing at that date.

11.	STOCK-BASED COMPENSATION

The Parent issues stock-based awards to the Company’s employees from time to time, including stock options and other stock-based awards in accordance with the Parent’s various board-approved compensation plans. In April 2014, the Parent adopted the 2014 Stock Option Plan (the “2014 Plan”), which effectively replaced the 2006 Stock Option Plan. During the three and six months ended June 30, 2014, the Company incurred non-cash stock-based compensation expense of $3.2 million and $3.3 million, respectively. During the three and six months ended June 30, 2015, the Company incurred non-cash stock-based compensation expense of $0.3 million and $0.7 million, respectively. Stock-based compensation expense is included in salaries and benefits in the accompanying condensed consolidated statements of operations.

Restricted Shares

As of June 30, 2015, approximately 537,000 restricted share awards issued by the Parent remained unvested. The Company expects approximately 454,000 of the unvested restricted shares to vest. As of June 30, 2015, there was approximately $0.4 million of estimated unrecognized compensation cost related to these outstanding restricted share awards. These costs are expected to be recognized by the Company over approximately 2.7 years.

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

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

The 2014 Plan permits the Parent’s board of directors to issue approximately 90.5 million stock options to the Company’s employees. During the six months ended June 30, 2015, the Parent issued to the Company’s employees 125,000 stock options under the 2014 Plan. As of June 30, 2015, approximately 266,000 options have been forfeited and the Parent has the ability to issue approximately 814,000 additional stock based awards under the 2014 Plan. The stock options vest over five years. The Parent’s options outstanding have an exercise price of $0.16 per option. The Black-Sholes-Merton valuation model indicated that the fair value of options granted during the six months ended June 30, 2015, at $0.06 per option. As of June 30, 2015, 17.1 million options were vested, and the Company expects approximately 74.5 million options to vest over the life of the awards. As of June 30, 2015, there was approximately $3.5 million of estimated unrecognized compensation cost related to outstanding stock options. These costs are expected to be recognized over approximately 3.9 years.

See Note 13 below for a discussion of the impact of the merger described therein on the restricted shares and stock options issued by the Parent.

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

The following presents the condensed consolidating financial information for the Company (as parent issuer), guarantor subsidiaries, non-guarantor subsidiaries, certain eliminations and the Company as of December 31, 2014 and June 30, 2015 and for the three and six months ended June 30, 2014 and 2015:

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

December 31, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$36.7	$(5.1)	$(2.9)	$—	$28.7
Restricted cash	73.9	—	—	—	73.9
Accounts receivable, net	—	70.4	50.5	—	120.9
Inventories	—	13.5	10.2	—	23.7
Prepaid expenses and other current assets	1.5	6.0	3.4	—	10.9
Deferred tax assets	2.4	—	—	—	2.4
Assets held for sale	—	31.6	2.1	—	33.7

Total current assets	114.5	116.4	63.3	—	294.2
Property and equipment, net	1.7	265.9	142.0	—	409.6
Goodwill	127.9	—	—	—	127.9
Intangible assets, net	—	7.5	3.4	—	10.9
Investments in subsidiaries	(6.4)	—	—	6.4	—
Other assets, net	26.3	0.7	0.1	—	27.1

Total assets	$264.0	$390.5	$208.8	$6.4	$869.7

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$0.9	$16.2	$12.7	$—	$29.8
Salaries and benefits payable	5.0	12.8	9.7	—	27.5
Accrued interest	23.3	—	—	—	23.3
Other accrued liabilities	8.9	6.7	7.9	—	23.5
Current portion of long-term debt	1.0	3.1	1.9	—	6.0
Revolving facility	5.0	—	—	—	5.0
Liabilities held for sale	—	3.0	0.6	—	3.6

Total current liabilities	44.1	41.8	32.8	—	118.7
Long-term debt	98.0	367.4	142.4	—	607.8
Deferred income taxes	18.2	—	—	—	18.2
Other liabilities	30.3	0.4	0.3	—	31.0
Redeemable non-controlling interests	—	—	11.7	—	11.7
Due to Parent	204.8	33.4	(24.5)	—	213.7
Total stockholder’s deficit	(131.4)	(52.5)	46.1	6.4	(131.4)

Total liabilities and stockholder’s deficit	$264.0	$390.5	$208.8	$6.4	$869.7

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Capella Healthcare, Inc.

Condensed Consolidating Balance Sheets

June 30, 2015

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash	$59.4	$(4.0)	$(1.5)	$—	$53.9
Accounts receivable, net	—	68.6	47.3	—	115.9
Inventories	—	13.7	10.6	—	24.3
Prepaid expenses and other current assets	4.0	6.3	4.3	—	14.6
Deferred tax assets	1.8	—	—	—	1.8
Assets held for sale	—	—	64.1	—	64.1

Total current assets	65.2	84.6	124.8	—	274.6
Property and equipment, net	3.5	256.8	153.3	—	413.6
Goodwill	128.8	—	—	—	128.8
Intangible assets, net	—	8.2	3.5	—	11.7
Investments in subsidiaries	(4.8)	—	—	4.8	—
Other assets, net	25.1	0.8	(0.8)	—	25.1

Total assets	$217.8	$350.4	$280.8	$4.8	$853.8

Liabilities and stockholder’s deficit
Current liabilities:
Accounts payable	$2.1	$12.0	$14.3	$—	$28.4
Salaries and benefits payable	0.6	12.4	9.3	—	22.3
Accrued interest	23.2	—	—	—	23.2
Other accrued liabilities	12.8	8.0	5.8	—	26.6
Current portion of long-term debt	1.0	3.2	2.4	—	6.6
Liabilities held for sale	—	—	9.1	—	9.1

Total current liabilities	39.7	35.6	40.9	—	116.2
Long-term debt	97.6	366.1	142.3	—	606.0
Deferred income taxes	15.5	—	—	—	15.5
Other liabilities	30.6	0.5	0.8	—	31.9
Redeemable non-controlling interests	—	—	11.6	—	11.6
Due to Parent	175.4	6.0	32.2	—	213.6
Total stockholder’s deficit	(141.0)	(57.8)	53.0	4.8	(141.0)

Total liabilities and stockholder’s deficit	$217.8	$350.4	$280.8	$4.8	$853.8

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended June 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$112.4	$80.8	$—	$193.2
Provision for bad debts	—	(7.7)	(6.8)	—	(14.5)

Revenues	—	104.7	74.0	—	178.7
Salaries and benefits	9.0	46.1	29.9	—	85.0
Supplies	—	15.5	14.3	—	29.8
Other operating expenses	1.8	24.8	19.0	—	45.6
Other income	—	(0.2)	(2.9)	—	(3.1)
Equity in (earnings) losses of affiliates	(3.8)	—	—	3.8	—
Management fees	(4.4)	2.9	1.6	—	0.1
Interest, net	2.0	8.7	3.1	—	13.8
Depreciation and amortization	0.1	6.8	3.7	—	10.6

Loss from continuing operations before income taxes	(4.7)	0.1	5.3	(3.8)	(3.1)
Income tax (benefit) expense	0.7	0.1	—	—	0.8

Loss from continuing operations	(5.4)	—	5.3	(3.8)	(3.9)
Loss from discontinued operations, net of tax	—	(0.5)	(0.4)	—	(0.9)

Net loss	(5.4)	(0.5)	4.9	(3.8)	(4.8)
Less: Net loss attributable to non-controlling interests	—	—	0.6	—	0.6

Net loss attributable to Capella Healthcare, Inc.	$(5.4)	$(0.5)	$4.3	$(3.8)	$(5.4)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Three Months Ended June 30, 2015

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$114.3	$118.1	$—	$232.4
Provision for bad debts	—	(10.1)	(13.7)	—	(23.8)

Revenues	—	104.2	104.4	—	208.6
Salaries and benefits	2.4	48.9	46.0	—	97.3
Supplies	—	16.1	18.4	—	34.5
Other operating expenses	1.6	24.9	24.2	—	50.7
Other income	—	—	(2.3)	—	(2.3)
Equity in (earnings) losses of affiliates	(0.6)	—	—	0.6	—
Management fees	(5.5)	2.7	2.9	—	0.1
Interest, net	1.8	8.1	4.3	—	14.2
Depreciation and amortization	0.1	6.4	4.9	—	11.4
Impairment charges	9.9	—	1.0	—	10.9

Loss from continuing operations before income taxes	(9.7)	(2.9)	5.0	(0.6)	(8.2)
Income tax (benefit) expense	(2.8)	0.2	(0.1)	—	(2.7)

Loss from continuing operations	(6.9)	(3.1)	5.1	(0.6)	(5.5)
Loss from discontinued operations, net of tax	(0.1)	(1.6)	0.6	—	(1.1)

Net loss	(7.0)	(4.7)	5.7	(0.6)	(6.6)
Less: Net loss attributable to non-controlling interests	—	—	0.4	—	0.4

Net loss attributable to Capella Healthcare, Inc.	$(7.0)	$(4.7)	$5.3	$(0.6)	$(7.0)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Six Months Ended June 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$224.7	$159.5	$—	$384.2
Provision for bad debts	—	(19.5)	(16.7)	—	(36.2)

Revenues	—	205.2	142.8	—	348.0
Salaries and benefits	12.7	92.1	60.5	—	165.3
Supplies	—	30.4	28.0	—	58.4
Other operating expenses	3.4	48.8	35.6	—	87.8
Other income	—	(0.2)	(3.0)	—	(3.2)
Equity in (earnings) losses of affiliates	2.3	—	—	(2.3)	—
Management fees	(9.0)	5.8	3.3	—	0.1
Interest, net	3.6	17.6	6.4	—	27.6
Depreciation and amortization	0.1	13.5	7.5	—	21.1

Loss from continuing operations before income taxes	(13.1)	(2.8)	4.5	2.3	(9.1)
Income tax expense	1.3	0.1	0.2	—	1.6

Loss from continuing operations	(14.4)	(2.9)	4.3	2.3	(10.7)
Loss from discontinued operations, net of tax	—	(2.1)	(0.9)	—	(3.0)

Net loss	(14.4)	(5.0)	3.4	2.3	(13.7)
Less: Net loss attributable to non-controlling interests	—	—	0.7	—	0.7

Net loss attributable to Capella Healthcare, Inc.	$(14.4)	$(5.0)	$2.7	$2.3	$(14.4)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Operations

For Six Months Ended June 30, 2015

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues before provision for bad debts	$—	$228.1	$231.1	$—	$459.2
Provision for bad debts	—	(18.4)	(25.2)	—	(43.6)

Revenues	—	209.7	205.9	—	415.6
Salaries and benefits	7.0	97.1	90.3	—	194.4
Supplies	—	32.4	37.3	—	69.7
Other operating expenses	3.4	50.3	48.6	—	102.3
Other income	—	(1.9)	(2.4)	—	(4.3)
Equity in (earnings) losses of affiliates	(1.6)	—	—	1.6	—
Management fees	(10.9)	5.6	5.4	—	0.1
Interest, net	3.5	16.4	8.6	—	28.5
Depreciation and amortization	0.2	12.6	9.6	—	22.4
Impairment charges	9.9	—	1.0	—	10.9

Loss from continuing operations before income taxes	(11.5)	(2.8)	7.5	(1.6)	(8.4)
Income taxes	(2.0)	—	0.2	—	(1.8)

Loss from continuing operations	(9.5)	(2.8)	7.3	(1.6)	(6.6)
Loss from discontinued operations, net of tax	(0.1)	(2.5)	0.3	—	(2.3)

Net loss	(9.6)	(5.3)	7.6	(1.6)	(8.9)
Less: Net loss attributable to non-controlling interests	—	—	0.7	—	0.7

Net loss attributable to Capella Healthcare, Inc.	$(9.6)	$(5.3)	$6.9	$(1.6)	$(9.6)

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2014

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(14.4)	$(5.0)	$3.4	$2.3	$(13.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of affiliates	2.3	—	—	(2.3)	—
Loss from discontinued operations	—	2.1	0.9	—	3.0
Depreciation and amortization	0.1	13.5	7.5	—	21.1
Amortization of loan costs and debt discount	1.6	0.2	0.2	—	2.0
Provision for bad debts	—	19.5	16.7	—	36.2
Deferred income taxes	1.7	(0.1)	—	—	1.6
Stock-based compensation	3.3	—	—	—	3.3
Changes in operating assets and liabilities, net of divestitures	6.5	(25.8)	(20.5)	—	(39.8)

Net cash provided by operating activities – continuing operations	1.1	4.4	8.2	—	13.7
Net cash used in operating activities – discontinued operations	—	(4.6)	(0.5)	—	(5.1)

Net cash provided by (used in) operating activities	1.1	(0.2)	7.7	—	8.6
Investing activities:
Purchase of property and equipment, net	—	(6.9)	(2.8)	—	(9.7)
Proceeds from disposition of healthcare business	—	11.2	—	—	11.2

Net cash provided by (used in) investing activities – continuing operations	—	4.3	(2.8)	—	1.5
Net cash used in investing activities – discontinued operations	—	(0.3)	(0.2)	—	(0.5)

Net cash provided by (used in) investing activities	—	4.0	(3.0)	—	1.0
Financing activities:
Payments on capital leases and other obligations	—	(6.8)	(0.7)	—	(7.5)
Payments of financing costs and fees	(2.0)	—	—	—	(2.0)
Advances from (to) Parent	(1.7)	0.7	(5.0)	—	(6.0)
Distributions to non-controlling interests	—	—	(0.5)	—	(0.5)
Sale (repurchase) of non-controlling interests	—	—	0.1	—	0.1

Net cash used in financing activities – continuing operations	(3.7)	(6.1)	(6.1)	—	(15.9)
Net cash provided by financing activities – discontinued operations	—	3.8	1.8	—	5.6

Net cash used in financing activities	(3.7)	(2.3)	(4.3)	—	(10.3)

Change in cash and cash equivalents	(2.6)	1.5	0.4	—	(0.7)
Cash and cash equivalents at beginning of period	31.9	(3.6)	(1.9)	—	26.4

Cash and cash equivalents at end of period	$29.3	$(2.1)	$(1.5)	$—	$25.7

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

Capella Healthcare, Inc.

Condensed Consolidating Statements of Cash Flows

For The Six Months Ended June 30, 2015

(In Millions)

	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Operating activities:
Net loss	$(9.6)	$(5.3)	$7.6	$(1.6)	$(8.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in earnings of affiliates	(1.6)	—	—	1.6	—
Loss from discontinued operations	0.1	2.5	(0.3)	—	2.3
Depreciation and amortization	0.2	12.6	9.6	—	22.4
Amortization of loan costs and debt discount	2.0	—	—	—	2.0
Provision for bad debts	—	18.4	25.2	—	43.6
Deferred income taxes	(2.1)	—	—	—	(2.1)
Stock-based compensation	0.7	—	—	—	0.7
Impairment charges	9.9	—	1.0	—	10.9
Changes in operating assets and liabilities, net of divestitures	(1.0)	(18.9)	(26.8)	—	(46.7)

Net cash provided by operating activities – continuing operations	(1.4)	9.3	16.3	—	24.2
Net cash used in operating activities – discontinued operations	—	(3.8)	(0.4)	—	(4.2)

Net cash provided by operating activities	(1.4)	5.5	15.9	—	20.0
Investing activities:
Purchase of property and equipment, net	—	(4.4)	(7.0)	—	(11.4)
Proceeds from disposition of healthcare businesses	—	27.8	—	—	27.8

Net cash provided by investing activities	—	23.4	(7.0)	—	16.4
Financing activities:
Payments on capital leases and other obligations	(7.7)	(0.4)	—	—	(8.1)
Payment of financing costs and fees	(1.0)	—	—	—	(1.0)
Advances from (to) Parent	32.8	(30.7)	(9.6)	—	(7.5)
Distributions to non-controlling interests	—	—	(1.3)	—	(1.3)

Net cash used in financing activities – continuing operations	24.1	(31.1)	(10.9)	—	(17.9)
Net cash used in financing activities – discontinued operations	—	3.3	3.4	—	6.7

Net cash used in financing activities	24.1	(27.8)	(7.5)	—	(11.2)

Change in cash and cash equivalents	22.7	1.1	1.4	—	25.2
Cash and cash equivalents at beginning of period	36.7	(5.1)	(2.9)	—	28.7

Cash and cash equivalents at end of period	$59.4	$(4.0)	$(1.5)	$—	$53.9

Capella Healthcare, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2015

13.	SUBSEQUENT EVENTS

Sale of Tennessee Facilities

On July 21, 2015, the Company entered into a definitive agreement to sell the Tennessee Facilities as described previously in Note 6. The sale closed effective August 1, 2015.

Capella Holdings, Inc. Merger

On July 21, 2015, the Parent entered into an Agreement and Plan of Merger, dated as of July 21, 2015 (the “Merger Agreement”), with Capella Health Holdings, LLC (“Purchaser”), Capella Holdings Acquisition Sub, Inc., a wholly-owned subsidiary of Purchaser (“Merger Sub”), and GTCR Fund VIII, L.P., solely in its capacity as representative of the stockholders and option holders of the Parent (the “Representative”). Purchaser is a joint venture limited liability company between an indirect wholly-owned subsidiary of Medical Properties Trust, Inc. (“MPT Sub”) and an entity affiliated with the current senior management of the Company (“ManageCo”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the closing conditions set forth therein, Merger Sub will merge with and into the Parent, after which the separate existence of Merger Sub will cease, and the Parent will be the surviving corporation and a wholly-owned subsidiary of Purchaser (collectively, the “Merger”).

At the effective time of the Merger, each share of common stock of the Parent, other than (i) those shares held by the Parent, its subsidiaries, Purchaser or Merger Sub (other than those shares described in clause (iii) below), (ii) those shares with respect to which appraisal rights are properly exercised in accordance with the General Corporation Law of the State of Delaware and (iii) those shares contributed to Purchaser or its designee pursuant to an equity rollover mechanism facilitating the formation of ManageCo, will be converted into the right to receive a cash payment per share equal to (x) $900,000,000, subject to certain adjustments for the Parent’s cash, indebtedness, transaction expenses, working capital and other adjustment items at closing, plus the aggregate exercise price of all outstanding options, minus certain escrow and holdback amounts relating to post-closing purchase price adjustments and the costs, fees and expenses of the Representative, divided by (y) the number of shares outstanding on a fully-diluted basis assuming full exercise of all outstanding options (the “Closing Per Share Merger Consideration”). At the effective time of the Merger, each outstanding option to purchase shares of the Parent’s common stock will be converted into the right to receive a cash payment equal to the excess, if any, of (x) the Closing Per Share Merger Consideration multiplied by the number of shares of the Parent’s common stock issuable upon exercise of such option over (y) the aggregate exercise price of such option, and will automatically be cancelled. The Merger Agreement further provides that each share of common stock of the Parent (excluding those shares described in clauses (i) and (ii) above, but including those shares described in clause (iii) above) and each outstanding option to purchase shares of the Parent’s common stock will entitle the holder thereof to receive its pro rata portion of certain additional consideration, if any, resulting from certain post-closing adjustments, releases of escrow and holdback amounts and permitted dispositions of certain hospitals.

In addition to providing for the repayment of all other indebtedness of the Parent and its subsidiaries upon consummation of the Merger, the Merger Agreement provides that, subject to the consummation of the Merger, Purchaser will repay, or cause to be repaid, on behalf of the Parent and its subsidiaries, the outstanding 9 1/4% Notes. The redemption of the 9 1/4% Notes may occur after the effective time of the Merger in accordance with a valid redemption notice delivered prior to or substantially concurrently with the effective time of the Merger.

Following the consummation of the Merger, the Company and its operating subsidiaries will be managed and operated by ManageCo, or one or more of ManageCo’s affiliates, pursuant to the terms of a management agreement, which terms shall include a base management fee payable to ManageCo and incentive payments tied to mutually agreed benchmarks. Under the limited liability company agreement of Purchaser, ManageCo will manage Purchaser and MPT Sub will have no management authority or control except for certain protective rights consistent with a passive ownership interest, such as a limited right to approve annual budgets and the right to approve extraordinary transactions, other than in the case of certain extraordinary events.

Consummation of the Merger, which the parties anticipate will occur in the second half of 2015, is subject to the satisfaction or waiver of customary conditions to closing, including, among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

In this report, for example, we make forward-looking statements, including statements discussing our expectations about: the ability of the parties to the merger described below to satisfy the conditions for the closing of such merger; our business strategy and operating philosophy, including efforts to provide high quality patient care and service excellence, investments in technology, recruitment and retention of physicians and nurses, expansion of service lines, and growth strategies for existing markets and for potential acquisitions; future financial performance and condition; industry and general economic trends, changes to reimbursement, patient volumes and related revenues; provisions for potential adjustments to reimbursement amounts; our compliance with new and existing laws and regulations, as well as costs and benefits associated with compliance; effects of competition and consolidation on our hospitals’ markets; costs of providing care to our patients; the provision for bad debts and the impact of bad debt expenses; compliance with and anticipated revenues from Medicare and Medicaid electronic health records (“EHR”) incentive payments; future liquidity and capital resources; and existing and future debt.

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

EXECUTIVE OVERVIEW

We are a provider of general and specialized acute care, outpatient and other medically necessary services in primarily non-urban communities. We provide these services through a portfolio of acute care hospitals and complementary outpatient facilities and clinics in seven states. As of June 30, 2015, as part of continuing operations, we operated 10 general acute care hospitals and related ancillary healthcare facilities with a total of 1,425 licensed beds. We are focused on enabling our facilities to maximize their potential to deliver high quality care in a patient-friendly environment. We invest our financial and operational resources to establish and support services that meet the needs of our communities. We seek to achieve our objectives by providing exceptional quality care to our patients, establishing strong local management teams, physician leadership groups and hospital boards, developing deep physician and employee relationships and working closely with our communities.

Effective January 1, 2015, we acquired controlling interest in Carolina Pines Regional Medical Center (“Carolina Pines”), a 116-bed acute care facility located in Hartsville, South Carolina through the acquisition of all the equity interests in Hartsville Medical Group, LLC and substantially all the equity interests in Hartsville, LLC (formerly Hartsville HMA, LLC), each a South Carolina limited liability company. The cash purchase price, subject to final working capital adjustments, was $67.3 million plus $12.0 million for working capital and was funded by a senior secured term loan facility consisting of a $100 million seven-year term loan (the “Term Loan Facility”).

On May 1, 2015, the Company completed the sale of Mineral Area Regional Medical Center (“Mineral Area”), a 135 bed facility located in Farmington, Missouri. In connection with the planned divestiture, the Company recognized an estimated loss on the sale totaling $7.1 million during the year ended December 31, 2014, which was reduced for changes in net working capital of $1.7 million during the six months ended June 30, 2015. The Company has presented the operating results, financial positions and cash flows with respect to Mineral Area as discontinued operations in the accompanying condensed consolidated financial statements.

On July 21, 2015, the Company entered into a definitive agreement regarding the sale of Stones River Hospital and three additional hospitals consisting of DeKalb Community Hospital, Highlands Medical Center, and River Park Hospital (collectively, the “Tennessee Facilities”). The sale closed effective August 1, 2015. Included in the accompanying unaudited condensed consolidated statement of operations is income before taxes attributable to DeKalb Community Hospital, Highlands Medical Center and River Park Hospital of $1.1 million and $1.2 million for the three months ended June 30, 2014 and, 2015, respectively, and $1.7 million and $1.5 million for the six months ended June 30 2014 and 2015, respectively. The assets and liabilities have been classified as held for sale in connection with the Tennessee Facilities of $61.9 million and $8.4 million, respectively. In connection with the Company’s entry into a definitive agreement to sell the Tennessee Facilities, the Company recognized an impairment charge of $10.9 million, during the three and six months ended June 30, 2015 for DeKalb Community Hospital, Highlands Medical Center and River Park Hospital. The impairment charge included write-down of property, equipment, allocated goodwill and certain other assets to their estimated fair values. Stones River Hospital was recognized as a discontinued operation and is included in the discontinued operations in the accompanying condensed consolidated financial statements.

On July 21, 2015, Capella Holdings, Inc. (the “Parent”), the sole stockholder and parent company of the Company, entered into an Agreement and Plan of Merger, dated as of July 21, 2015 (the “Merger Agreement”), by and among the Parent, Capella Health Holdings, LLC (“Purchaser”), Capella Holdings Acquisition Sub, Inc., a wholly-owned subsidiary of Purchaser (“Merger Sub”), and GTCR Fund VIII, L.P., solely in its capacity as representative of the stockholders and option holders of the Parent. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the closing conditions set forth therein, Merger Sub will merge with and into the Parent, after which the separate existence of Merger Sub will cease, and the Parent will be the surviving corporation and a wholly-owned subsidiary of Purchaser (collectively, the “Merger”).

In addition to providing for the repayment of all other indebtedness of the Parent and its subsidiaries upon consummation of the Merger, the Merger Agreement provides that, subject to the consummation of the Merger, Purchaser will repay, or cause to be repaid, on behalf of the Parent and its subsidiaries, the outstanding 9 1/4% Senior Notes due 2017 issued by the Company (the “9 1/4% Notes”). The redemption of the 9 1/4% Notes may occur after the effective time of the Merger in accordance with a valid redemption notice delivered prior to or substantially concurrently with the effective time of the Merger.

Purchaser is a joint venture limited liability company between an indirect wholly-owned subsidiary of Medical Properties Trust, Inc. (“MPT Sub”) and an entity affiliated with the current senior management of the Company (“ManageCo”). Following the consummation of the Merger, the Company and its operating subsidiaries will be managed and operated by ManageCo, or one or more of ManageCo’s affiliates, pursuant to the terms of a management agreement, which terms shall include a base management fee payable to ManageCo and incentive payments tied to mutually agreed benchmarks. Under the limited liability company agreement of Purchaser, ManageCo will manage Purchaser and MPT Sub will have no management authority or control except for certain protective rights consistent with a passive ownership interest, such as a limited right to approve annual budgets and the right to approve extraordinary transactions, other than in the case of certain extraordinary events.

Consummation of the Merger, which the parties anticipate will occur in the second half of 2015, is subject to the satisfaction or waiver of customary conditions to closing, including, among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

The results of operations and statistical data discussed throughout the remainder of this section pertain to the Company’s continuing operations, which include the results of Carolina Pines for the three and six months ended June 30, 2015 and exclude the results of those facilities that have been previously disposed or classified as part of discontinued operations. Discussions of same-hospital information pertain to the Company’s continuing operations, but exclude the impact of Carolina Pines.

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

Adoption of Electronic Health Records

The Health Information Technology for Economic and Clinical Health Act (the “HITECH Act”), which was enacted into law on February 17, 2009 as part of the American Recovery and Reinvestment Act of 2009, includes provisions designed to increase the use of EHR by both physicians and hospitals. We intend to comply with the EHR meaningful use requirements of the HITECH Act in time to qualify for the maximum available Medicare and Medicaid incentive payments. We will recognize income related to the Medicare or Medicaid incentive payments as we are able to satisfy all appropriate contingencies, which includes completing attestations as to our eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentive payments, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Our compliance has resulted in significant costs including professional services focused on successfully designing and implementing our EHR solutions along with costs associated with the hardware and software components of the project. During the three and six months ended June 30, 2014 we recognized $3.1 million and $3.2 million, respectively of other income related to estimated EHR incentive payments. During the three and six months ended June 30, 2015 we recognized $2.3 million and $2.2 million, respectively of other income related to estimated EHR incentive payments. We currently estimate that, at a minimum, the total costs incurred to comply will be recovered through this initiative.

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

On February 2, 2015, the Office of Management and Budget released President Obama’s proposed budget for federal fiscal year (“FFY”) 2016 (the “Proposed Budget”). Among other things, the Proposed Budget would end sequestration but would also reduce Medicare spending by approximately $400 billion over the next 10 years. The Proposed Budget would achieve these reductions by, among other things, reducing Medicare coverage of bad debt, reducing payments to hospitals for graduate medical education programs, reducing payments to critical access hospitals, reducing payments to hospitals for services that are provided at off-campus hospital outpatient departments, and increasing financial liabilities for certain Medicare beneficiaries. On May 5, 2015, Congress adopted a budget resolution for FFY 2016. Among other things, the resolution contains non-binding language supporting the repeal of the Affordable Care Act (including its reductions in Medicare spending) and requiring approximately $430 billion in Medicare savings over the next 10 years. We cannot predict whether the Proposed Budget or the Congressional budget resolution for FFY 2016 will be implemented in whole or in part or whether Congress will take other legislative action to reduce spending on the Medicare and Medicaid programs. Additionally, future efforts to reduce the federal deficit may result in additional revisions to and payment reductions for the amounts we receive for our services.

On July 31, 2015, CMS issued the hospital inpatient prospective payment system (“IPPS”) final rule for FFY 2016, which will be effective as of October 1, 2015. Under the final rule, the operating payment rates for inpatient stays in general acute care hospitals paid under the IPPS that successfully participate in the Hospital Inpatient Quality Reporting (“IQR”) Program and are meaningful EHR users will be increased by 0.9%. This increase reflects the hospital market basket update of 2.4%, adjusted by -0.5 percentage points for multi-factor productivity and an additional -0.2 percentage points in accordance with the Affordable Care Act. Additionally, the rate is further decreased by 0.8% for a documentation and coding recoupment adjustment required by ATRA, as discussed below. Those hospitals that do not successfully participate in the Hospital IQR Program and do not submit the required quality data will be subject to a one-fourth reduction of the market basket update. In addition, any hospital that is not a meaningful EHR user will be reduced by one-half of the market basket update in FFY 2016. CMS projects that the rate increase, together with other changes to IPPS payment policies, will increase IPPS operating payments by approximately 0.4%.

With respect to the documentation and coding recoupment adjustment required by ATRA, the rate is subject to an additional -0.8% adjustment. Such adjustment is being made in order to recoup the entire $11 billion that CMS is required to recover by ATRA to offset the additional increase in aggregate payments to hospitals that Congress believes occurred from FFY 2008 through FFY 2013 as a result of the transition to the Medicare severity-adjusted diagnosis-related group system that do not reflect real changes in case-mix, and that was not recaptured by the adjustments that were mandated by the Transitional Medical Assistance, Abstinence Education, and Qualifying Individuals Programs Extension Act of 2007.

Among other things, in the IPPS final rule for FFY 2016, CMS established the amount to be distributed as uncompensated care payments to DSH-eligible hospitals in FFY 2016 at an estimated $6.4 billion, a decrease of $1.2 billion from the estimated FFY 2015 amount; included requirements for eligible hospitals and critical access hospitals participating in electronic reporting of clinical quality measures for the EHR Incentive Programs and the Hospital IQR Program; updated measures used in the Hospital IQR Program; finalized updates to the Hospital Value-Based Purchasing Program and expanded the number of measures; and finalized certain portions of the Hospital-Acquired Conditions Reduction Program.

On July 8, 2015, CMS published its hospital outpatient prospective payment system (“OPPS”) proposed rule for calendar year (“CY”) 2016, which begins on January 1, 2016. Among other things, the proposed rule provides for a payment rate decrease of 0.1% for hospitals that meet the reporting requirements of the Medicare Hospital Outpatient Quality Reporting (“OQR”) Program and a payment rate decrease of 2.1% for hospitals that do not. The proposed rate decrease is based on a proposed hospital market basket increase of 2.7%, which is reduced by a multi-factor productivity adjustment of 0.6% and an additional 0.2% reduction required by the Affordable Care Act. There is an additional 2.0% reduction to redress inflation in the OPPS payment rates resulting from excess packaged payments for laboratory tests that were expected to be packaged into OPPS payment rates that continued to be paid separately outside of the OPPS. The proposed rule also makes several other changes to the Medicare program’s OPPS, including the implementation of a new conditional packaging status indicator for laboratory tests that would assist hospitals in receiving separate payment for laboratory tests that are provided without other OPPS payments, the restructuring of the OPPS Ambulatory Payment Classifications (“APCs”) that would result in fewer APCs overall for nine clinical APC families, the creation of a Comprehensive Ambulatory Payment Classification for comprehensive observation services, and the addition of two new reporting measures to the OQR Program. Overall, CMS estimates that under the proposed rule, OPPS payments to providers would decrease by 0.2% or $43 million in FFY 2016.

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

On May 15, 2014, in the IPPS proposed rule for FFY 2015, CMS solicited comments regarding the development of an alternative payment methodology under the Medicare program for short inpatient hospital stays. In the IPPS proposed rule for FFY 2016, CMS indicated it would consider feedback from hospitals and physicians regarding concerns about the two midnight rule, as well as recent Medicare Payment Advisory Commission recommendations. CMS noted that it expects to include a further discussion of the broader set of issues related to short inpatient hospital stays, long outpatient stays with observation services, and the related -0.2% IPPS payment adjustment in the CY 2016 hospital outpatient prospective payment system proposed rule.

On July 8, 2015, as part of the OPPS proposed rule for CY 2016, CMS proposed modifications to the two midnight rule. Under the proposed rule, for stays that are expected to last less than two midnights, an inpatient admission would be payable under Medicare Part A on a case-by-case basis based on the judgment of the admitting physician if the documentation in the medical record supports the admitting physician’s determination that an inpatient admission was necessary. The admitting physician’s determination would be subject to medical review. CMS has indicated that despite the proposed modifications, its expectation would continue to be that inpatient stays under 24 hours would rarely qualify for an exception to the two-midnight benchmark. The proposed rule does not change the standard for stays that are expected to be two midnights or longer, and, as a result, those stays would still generally be considered appropriate for Medicare Part A payment.

In addition to proposing modifications to the Medicare Part A payment standard for stays that are expected to last less than two midnights, the OPPS proposed rule for CY 2016 also makes changes to how CMS will educate providers about and enforce the two midnight rule. The proposed rule states that effective as of October 1, 2015, CMS will use Quality Improvement Organization (“QIO”) contractors, and not Medicare administrative contractors, to perform “probe and educate” audits and other reviews of short inpatient stays. Under the new review strategy, recovery auditor reviews of short inpatient stays would be limited to hospitals that have consistently high denial rates based on QIO patient status reviews or fail to improve their performance after QIO educational intervention and that are referred to the recovery auditor by the QIO.

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

The Affordable Care Act requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in FFY 2013, HHS reduced inpatient hospital payments for all discharges by a percentage specified by statute and pooled the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. CMS evaluates hospitals’ performance during a performance period, and hospitals receive points on each of a number of pre-determined measures based on the higher of (i) their level of achievement relative to an established standard or (ii) their improvement in performance from their performance during a prior baseline period. Each hospital’s combined scores on all the measures will be translated into value-based incentive payments beginning with inpatient discharges occurring on or after October 1, 2012. In addition, the Affordable Care Act contains a number of other provisions that further tie reimbursement to quality and efficiency. Under the IPPS proposed rule for FFY 2016 discussed above, CMS proposed to continue updates to the hospital value-based purchasing program and to expand the number of measures. CMS also proposed removing two measures, effective with the FFY 2018 program year, and signaled its intent to make future policy changes that will affect certain National Health Safety Network measures beginning with the FFY 2019 program year. Also beginning in FFY 2013, hospitals that have “excess readmissions” for specified conditions receive reduced reimbursement. Each hospital’s performance is publicly reported, and HHS has the discretion to determine terms and conditions of the program such as what “excessive readmissions” means. Medicare also no longer pays hospitals additional amounts for the treatment of certain hospital-acquired conditions, also known as HACs, unless the conditions were present at admission. Further, beginning in FFY 2015, hospitals that rank in the worst 25% of all hospitals nationally for HACs in the previous year will receive reduced Medicare reimbursements. The FFY 2014 IPPS final rule finalized the scoring methodology and quality measures that will be used to determine the quartile, as well as the processes, hospitals will use to review and correct their data. Under the IPPS final rule for FFY 2016, CMS issued certain changes to existing program policies and noted that hospitals in the lowest quartile will have their Medicare pay reduced by 1%. In the IPPS final rule for FFY 2016, CMS also adopted an extraordinary circumstance exception policy that would allow hospitals that experience an extraordinary circumstance (e.g., a hurricane or flood) to request a waiver for use of data from the affected time period. The Affordable Care Act also prohibits the use of federal funds under the Medicaid program to reimburse providers for treating certain provider-preventable conditions.

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

On July 15, 2015, CMS published the PFS proposed rule for CY 2016. Among other things, the proposed rule implements the 0.5% increase in PFS payment rates for CY 2016 that is specified by MACRA. In addition, the proposed rule also makes modifications to the Physician Quality Reporting System, establishes separate payment and a payment rate for two advance care planning services provided to Medicare beneficiaries provided by physicians and other practitioners, and makes a number of updates to the regulations that implement the requirements of the federal physician self-referral law (the “Stark Law”). The proposed changes to the regulations that implement the Stark Law are intended to accommodate delivery and payment system reform and to reduce the burden on and facilitate compliance by hospitals and other healthcare providers and include, among other things, a new exception that would permit payments to physicians for the employment of certain non-physician practitioners and clarifying changes to existing exceptions that could reduce perceived or actual technical non-compliance with the Stark Law in areas that do not present a risk of abuse.

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

Uncompensated Care

For the three months ended June 30, 2015, our uncompensated care as a percentage of revenue, which is comprised of discounts to the uninsured, bad debts and charity care, was 18.1%, compared to 14.2% during the same prior year period. During the three months ended June 30, 2014 our uncompensated care as a percentage of revenue decreased as a result of self-pay patients being eligible for Medicaid during the three months ended June 30, 2014 that were previously identified as self pay during the three months ended March 31, 2014. For the six months ended June 30, 2015, our uncompensated care as a percentage of revenues was 17.9%, compared to 17.8% during the same prior year period. During the six months ended June 30, 2015, our uncompensated care as a percentage of revenues decreased primarily as a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate, which has resulted in lower self-pay volume and revenue for the six months ended June 30, 2015 compared to the same prior year period.

Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including co-payments and deductibles from insured patients), and collecting these receivables may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable from continuing operations by payor class mix as of December 31, 2014 and June 30, 2015:

December 31, 2014	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	28.3%	0.9%	1.4%	30.6%
Medicaid(1)	7.1	0.9	1.3	9.3
Managed Care and Other	21.0	2.3	1.8	25.1
Self-Pay(2)	8.1	7.5	19.4	35.0

Total	64.5%	11.6%	23.9%	100.0%

June 30, 2015	0-90 Days	91-180 Days	Over 180 Days	Total
Medicare(1)	29.9%	0.6%	0.8%	31.3%
Medicaid(1)	8.2	1.2	1.1	10.5
Managed Care and Other	19.8	2.4	2.0	24.2
Self-Pay(2)	9.1	8.1	16.8	34.0

Total	67.0%	12.3%	20.7%	100.0%

(1)	Includes receivables under managed Medicare or managed Medicaid programs.
(2)	Includes both uninsured as well as estimated co-payment and deductible amounts from insured patients.

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

Revenues from continuing operations for the three months ended June 30, 2015, increased $29.9 million to $208.6 million, compared to $178.7 million in the same prior year period. Revenues for the six months ended June 30, 2015, increased $67.6 million to $415.6 million, compared to $348.0 million in the same prior year period. Revenues for the three and six months ended June 30, 2015 was impacted by approximately $25.3 and $49.6 million, respectively related to the purchase of controlling interest in Carolina Pines. Beyond Carolina Pines, the increase was impacted primarily by same-hospital increases in admissions, adjusted admissions, ER visits and outpatient surgeries as a result of strategic initiatives.

Admissions and adjusted admissions increased 12.7% and 20.4%, respectively, for the three months ended June 30, 2015, compared to the same prior year period. Inpatient surgeries and outpatient surgeries increased 12.1% and 13.1%, respectively, for the three months ended June 30, 2015 compared to the same prior year period. In general, our reported hospital volumes are being impacted by the purchase of Carolina Pines, effective January 1, 2015. Same-hospital admissions, ER visits and outpatient surgeries increased 0.9%, 2.9% and 2.8%, respectively, for the three months ended June 30, 2015 compared to the same prior year period. In general, we believe our hospital volumes are reflective of our physician recruitment success augmented by the development of our specialty service lines.

The following table sets forth the percentages of revenues from continuing operations, before the provision for bad debts by payor for the three months ended June 30, 2014 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Medicare(1)	40.7%	39.5%	40.5%	40.7%
Medicaid(1)	18.9	16.9	17.8	16.8
Managed Care and other(2)	34.2	36.2	34.6	35.8
Self-Pay	6.2	7.4	7.1	6.7

Total	100.0%	100.0%	100.0%	100.0%

(1)	Includes revenues received under managed Medicare or managed Medicaid programs.
(2)	Includes the health insurance exchanges, beginning with the first quarter of 2014.

Revenue per adjusted admission decreased 3.2% and 2.1% for the three and six months ended June 30, 2015, respectively, compared to the same prior year periods. The decrease in revenue per adjusted admission for the three and six month period ended June 30, 2015 was driven by the change in the mix of inpatient to outpatient services as a result of the increase in outpatient service utilization when compared to the prior period, the overall reduction in our Medicare case mix index of 1.2%, the impact of prior period cost report settlements which decreased from revenue of $1.9 million for the six month period ended June 30, 2014 to contractuals of $1.9 million for the six month period ended June 30, 2015.

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

RESULTS OF OPERATIONS

The following table presents summaries of results from continuing operations for the three and six months ended June 30, 2014 and 2015, respectively. Dollar amounts below are in millions.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2015		Six Months Ended June 30, 2014		Six Months Ended June 30, 2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Revenues before provision for bad debts	$193.2	108.1%	$232.4	111.5%	$384.2	110.4%	$459.2	110.5%
Provision for bad debts	(14.5)	(8.1)	(23.8)	(11.5)	(36.2)	(10.4)	(43.6)	(10.5)

Revenues	178.7	100.0	208.6	100.0	348.0	100.0	415.6	100.0
Salaries and benefits	85.0	47.6	97.3	46.7	165.3	47.5	194.4	46.8
Supplies	29.8	16.7	34.5	16.6	58.4	16.8	69.7	16.8
Other operating expenses	45.6	25.5	50.7	24.3	87.8	25.2	102.3	24.6
Other income	(3.1)	(1.7)	(2.3)	(1.1)	(3.2)	(0.9)	(4.3)	(1.0)
Management fees	0.1	—	0.1	—	0.1	—	0.1	—
Interest, net	13.8	7.7	14.2	6.8	27.6	7.9	28.5	6.9
Depreciation and amortization	10.6	5.9	11.4	5.4	21.1	6.1	22.4	5.4
Impairment charges	—	—	10.9	5.2	—	—	10.9	2.6

Loss from continuing operations before income taxes	(3.1)	(1.7)	(8.2)	(4.0)	(9.1)	(2.6)	(8.4)	(2.0)
Income tax (benefit) expense	0.8	0.4	(2.7)	(1.3)	1.6	0.5	(1.8)	(0.4)

Loss from continuing operations	(3.9)	(2.2)	(5.5)	(2.6)	(10.7)	(3.1)	(6.6)	(1.6)
Loss from discontinued operations, net of taxes	(0.9)	(0.5)	(1.1)	(0.6)	(3.0)	(0.9)	(2.3)	(0.6)

Net loss	$(4.8)	(2.7)	$(6.6)	(3.2)	$(13.7)	(3.9)	$(8.9)	(2.1)

Less: Net income (loss) attributable to non-controlling interests	0.6	0.3	0.4	0.2	0.7	0.2	0.7	0.2

Net loss attributable to Capella Healthcare, Inc.	$(5.4)	(3.0)%	$(7.0)	(3.4)%	$(14.4)	(4.1)%	$(9.6)	(2.3)%

Selected Operating Data

The following table sets forth certain unaudited operating data and excludes all discontinued operations for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Continuing operations:
Admissions(1)	9,451	10,648	18,813	21,614
Adjusted admissions(2)	20,620	24,829	40,160	48,988
Revenue per adjusted admission	$8,673	$8,396	$8,668	$8,481
Inpatient surgeries	2,153	2,414	4,265	4.934
Outpatient surgeries(3)	5,382	6,088	10,274	11,643
Emergency room visits(4)	51,028	61,461	98,683	122,251
Same-hospital:
Admissions(1)	9,451	9,534	18,813	19,266
Adjusted admissions(2)	20,620	22,407	40,160	43,969
Revenue per adjusted admission	$8,673	$8,174	$8,668	$8,322
Inpatient surgeries	2,153	2,090	4,265	4,223
Outpatient surgeries(3)	5,382	5,533	10,274	10,589
Emergency room visits(4)	51,028	52,544	98,683	104,482

(1)	Represents the total number of patients admitted to our hospitals and used by management and investors as a general measure of inpatient volume.
(2)	Adjusted admissions are used as a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by the outpatient factor (the sum of gross inpatient revenue and gross outpatient revenue and then dividing the result by gross inpatient revenue).
(3)	Outpatient surgeries are surgeries that do not require admission to our hospitals.
(4)	Represents the total number of hospital-based emergency room visits.

Three Months Ended June 30, 2015 Compared to June 30, 2014

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenues. Revenues for the three months ended June 30, 2015 was $208.6 million, an increase of $29.9 million, or 16.7%, over the prior year period. The increase in revenue was primarily due to the purchase of Carolina Pines, effective January 1, 2015, which impacted the overall increase by approximately $25.3 million. The remaining increase of $4.6 million was impacted by the overall increase in same-hospital adjusted admissions of 8.7% as well as higher contracted rates from HMOs, PPOs and other private insurers.

Our provision for bad debts increased $9.3 million, or 64%, compared to the prior year period. Same-hospital self-pay admissions were 4.2% of total admissions, compared to 3.2% in the prior year period and self pay gross revenues as a percentage of total gross revenue was 3.3% compared to 2.9% in the prior year period. Our provision for bad debts was impacted by Carolina Pines, which increased our provision for bad debts by $6.0 million for the three months ended June 30, 2015. Same-hospital provision for bad debts increased by $3.3 million for the three months ended June 30, 2015. Our provision for doubtful accounts increased as a result of higher self-pay revenues during the three months ended June 30, 2015.The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the three months ended June 30, 2015 was $97.3 million, or 46.7% of revenues, compared to $85.0 million, or 47.6% of revenues, in the prior year period. The increase of $12.3 million was primarily a result of our recent acquisition of Carolina Pines and the impact of an increasing number of employed physicians and related support staff.

Supplies. Supplies expense increased to $34.5 million, or 15.7%, as compared to $29.8 million for the same period last year primarily as a result of our recent acquisition of Carolina Pines. In addition, the increase was a result of increased medical device costs related to higher intensity surgical cases.

Other operating expenses. Other operating expenses include, among other things, contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization. Our other operating expenses increased $5.1 million during the three months ended June 30, 2015, compared to the prior year period. This increase was due to $6.6 million of other operating expenses related to the acquisition of controlling interest in Carolina Pines.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the three months ended June 30, 2015, EHR incentive income decreased by $0.8 million.

Income taxes. Our effective tax rate from continuing operations was approximately 33.8% for the three months ended June 30, 2015, compared to 25.8% for the same prior year period. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

Six Months Ended June 30, 2015 Compared to June 30, 2014

The following discussion is for continuing operations only and excludes all operations included in discontinued operations.

Revenues. Revenues for the six months ended June 30, 2015 was $415.6 million, an increase of $67.6 million, or 19.4%, over the prior year period. The increase in revenue was primarily due to the purchase of Carolina Pines, effective January 1, 2015, which impacted the overall increase by approximately $49.6 million. The remaining increase of $18.0 million was due an increase in adjusted admissions of 9.5% offset but a decline in revenue per adjusted admission of 3.2%.

Our provision for bad debts increased $7.4 million, or 20.4%, compared to the prior year period. Our provision for bad debts was impacted by Carolina Pines, which increased our provision for bad debts by $10.3 million for the six months ended June 30, 2015. Same-hospital provision for bad debts decreased by $2.9 million for the six months ended June 30, 2015. Self-pay ER visits were 13.0% of total ER visits, compared to 15.6% in the prior year period. Our provision for doubtful accounts decreased as a result of lower self-pay revenues during the six months ended June 30, 2015. Self-pay revenues before the provision for bad debts decreased over the same period last year as a result of a shift from self-pay to Medicaid and HMOs, PPOs and other private insurers for a portion of our patient population, which primarily was a result of healthcare reform and the expansion of Medicaid coverage in certain of the states in which we operate. The provision for doubtful accounts relates principally to self-pay amounts due from patients.

Salaries and benefits. Salaries and benefits for the six months ended June 30, 2015 was $194.4 million, or 46.8% of revenues, compared to $165.3 million, or 47.5% of revenues, in the prior year period. The decrease in salaries and benefits as a percentage of revenues is due to decreased stock-based compensation expense. Non-cash stock-based compensation expense was $0.7 million and $3.3 million, for the six months ended June 30, 2015 and 2014, respectively. After adjusting for the current period expense related to the equity awards issued by our Parent in connection with its equity restructuring, salaries and benefits were approximately 46.6% of revenues, compared to 46.6% of revenues in the prior year period.

Supplies. Supplies expense increased to $69.7 million, or 19.3%, as compared to $58.4 million for the same period last year primarily as a result of our recent acquisition of Carolina Pines. In addition, the increase was a result of increased medical device costs related to higher intensity surgical cases.

Other operating expenses. Other operating expenses include, among other things, contract services, professional fees, repairs and maintenance, rents and leases, utilities, insurance, non-income taxes and physician income guarantee amortization. Our other operating expenses increased $14.5 million during the six months ended June 30, 2015, compared to the prior year period. This increase was due to $13.4 million of other operating expenses related to the acquisition of controlling interest in Carolina Pines, increased service lines and increased revenue cycle fees resulting from improved collections.

Other income. Other income includes EHR incentive payments, which represent those incentives under the HITECH Act for which the recognition criteria have been met. For the six months ended June 30, 2015, we recognized $2.2 million of incentive reimbursements income, or an decrease of $1.0 million over the comparable six months ended June 30, 2014. Other income also includes income from the Oregon Health Authority Hospital Transformation Performance Program (HTTP), which represents payments primarily based on quality measurements for which the recognition criteria have been met. For the six months ended June 30, 2015, we recognized $2.1 million of income related to this program.

Income taxes. Our effective tax rate from continuing operations was approximately 21.7% for the six months ended June 30, 2015 compared to 17.6% for the same prior year period. The change in the effective tax rate is driven by changes in the level of pretax income combined with our net deferred tax liability position and related limitations with respect to indefinite life deferred tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows a summary of our cash flows for the six months ended June 30, 2014 and 2015, are as follows (in millions).

	Six Months Ended June 30,
	2014	2015
Cash provided by operating activities	$8.6	$20.0
Cash (used in) provided by investing activities	1.0	16.4
Cash used in financing activities	(10.3)	(11.2)

Operating Activities

Cash provided by operating activities increased by $11.4 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Net changes in operating assets and liabilities, excluding the impact of divestitures, negatively impacted operating cash flows by $46.7 million during the six months ended June 30, 2014 compared to a negative impact of $39.8 million during the six months ended June 30, 2015. Cash flows from operating activities were impacted by the interest payments of $25.5 million and $26.7 million for the six month periods ended June 30, 2014 and 2015, respectively.

At June 30, 2015, we had working capital excluding assets and liabilities held for sale and the current portion of long-term debt of $110.0 million, including cash and cash equivalents of $53.9 million. At December 31, 2014, our working capital excluding assets and liabilities held for sale and the current portion of long-term debt was $77.5 million, including cash and cash equivalents of $28.7 million.

Investing Activities

Cash provided by investing activities was $1.0 million for the six months ended June 30, 2014 compared to cash provided by investing activities of $16.4 million for the six months ended June 30, 2015. During the six months ended June 30, 2014, we received $11.2 million in proceeds from the sale of one of our hospitals. During the six months ended June 30, 2015, we received $27.8 million in proceeds from the sale of Mineral Area. We continue to make significant, targeted investments at our hospitals to modernize facilities and expand the services available. Two facilities have been approved for projects totaling $41.0 million that are expected to renovate and expand existing facilities primarily related to our cardiac, emergency services and general surgical service lines. Both projects are long-term projects with expected cash outflows in years 2014 to 2017 and are expected to be completed by the end of 2017.

Financing Activities

Cash used in financing activities was $10.3 million for the six months ended June 30, 2014, compared to $11.2 million for the six months ended June 30, 2015. Cash used in financing activities includes approximately $8.1 million of payments made on our capital lease obligations along with approximately $1.3 million of distributions made to our non-controlling interests during the six months ended June 30, 2015.

As of June 30, 2015, our outstanding debt was $612.6 million, and we had $82.2 million of borrowing capacity under the our senior secured asset-based loan consisting of a $100.0 million revolving credit facility (the “2010 Revolving Facility”), net of outstanding letters of credit.

Upon and subject to the closing of the Merger, the indebtedness of the Parent and its subsidiaries, including any outstanding loans under the 2010 Revolving Facility, will be repaid or otherwise discharged, with the agreement establishing the 2010 Revolving Facility to be terminated upon such repayment or other discharge.

Capital Resources

We rely on available cash, cash flows generated by operations and available borrowing capacity under the 2010 Revolving Facility to fund our operations and capital expenditures. We had $28.7 million and $53.9 million of cash and cash equivalents as of December 31, 2014 and June 30, 2015, respectively. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are held in accounts that are not federally-insured and could be at risk in the event of a collapse of the financial institutions at which those accounts are held.

In addition to available cash, our liquidity and ability to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. If the Merger is not consummated, and if the forgoing factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs.

We anticipate that, to the extent additional liquidity is necessary to fund our operations or capital expenditures if the merger is not consummated, it would be funded through borrowings under our 2010 Revolving Facility, the incurrence of other indebtedness, additional note issuances or a combination of these potential sources of liquidity. We may not be able to obtain this additional liquidity when needed on terms acceptable to us.

Debt Covenants

The indenture governing the 9 1/4% Notes and the Term Loan Facility contain a number of covenants that among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, engage in mergers or consolidations, and engage in certain transactions with affiliates. Additionally, with respect to the 2010 Revolving Facility, the Amended and Restated Loan Agreement, dated December 31, 2014, by and among the Company, the borrowing subsidiaries signatory thereto, the guarantying subsidiaries signatory thereto, the lenders party thereto, and Bank of America, N.A., as agent for the lenders (the “ABL Agreement”), contains a number of covenants, including the requirement that the Company’s fixed charge coverage ratio cannot be less than 1.10 to 1.00 at the end of any measurement period. At December 31, 2014 and June 30, 2015, we were in compliance with all debt covenants that were subject to testing at such dates.

Upon and subject to the closing of the Merger, the indebtedness of the Parent and its subsidiaries, including the outstanding 9 1/4% Notes and the Term Loan Facility, will be repaid, with the indenture underlying the 9 1/4% Notes and the agreement establishing the Term Loan Facility to be terminated upon such repayment or other discharge, provided that the redemption of the 9 1/4% Notes may occur after the effective time of the merger in accordance with a valid redemption notice delivered prior to or substantially concurrently with the effective time of the Merger.

Obligations and Commitments

Except as disclosed under “Investing Activities” above, during the six months ended June 30, 2015, there were no material changes in our contractual obligations as presented in our 2014 Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2015, our Term Loan Facility bears interest based on floating rates. A 1% change in interest rates on our Term Loan Facility would have resulted in interest expense fluctuating approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed under the ABL Agreement in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have affected materially, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our 2014 Annual Report on Form 10-K except for the addition of the risk factors set forth below:

The parties to the Merger Agreement may be unable to satisfy the conditions to the closing of the Merger in the anticipated timeframe or at all.

Consummation of the Merger is subject to the satisfaction or waiver of customary conditions to closing, including, among others, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. This and the other conditions to the closing of the Merger may fail to be satisfied. In addition, the satisfaction of the closing conditions and the consummation of the Merger may take longer than expected, cost more than expected, or both.

Failure to consummate the Merger could adversely affect our business or financial position.

If the Merger is not consummated for any reason, we would still remain liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case, without realizing any benefits of the Merger. For these and other reasons, the failure of the Merger could adversely affect our business, operating results or financial condition.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could adversely affect our business or results of operations.

Our employees, patients, customers and suppliers may have uncertainties about the effects of the Merger. Although we have taken actions designed to reduce any adverse effects of these uncertainties, these uncertainties may impair our ability to attract, retain and motivate key employees and could cause customers, suppliers and others that deal with us to try to change our existing business relationships. The pursuit of the Merger and preparations for post-Merger integration with Purchaser have placed, and will continue to place, a significant burden on many of our employees and internal resources. If, despite our efforts, key employees depart because of these uncertainties and burdens, or because they do not wish to be employed by the post-Merger company, our business or operating results could be adversely affected. In addition, the Merger Agreement restricts our ability to take certain actions with respect to our business and financial affairs without the consent of Purchaser, and these restrictions could be in place for an extended period of time if the Merger is delayed. For these and other reasons, the pendency of the Merger could adversely affect our business, operating results or financial condition.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 21, 2015, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., Capella Health Holdings, LLC and Capella Holdings Acquisition Sub, Inc. (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on July 27, 2015)

2.2	Amendment to Agreement and Plan of Merger, dated as of July 27, 2015, by and among Capella Holdings, Inc., Capella Health Holdings, LLC and Capella Holdings Acquisition Sub, Inc.

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capella Healthcare, Inc.

By:	/s/ Denise W. Warren
Denise W. Warren
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)

Date: August 14, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 21, 2015, by and among Capella Holdings, Inc., GTCR Fund VIII, L.P., Capella Health Holdings, LLC and Capella Holdings Acquisition Sub, Inc. (incorporated by reference from exhibits to the Current Report on Form 8-K filed by Capella Healthcare, Inc. on July 27, 2015)

2.2	Amendment to Agreement and Plan of Merger, dated as of July 27, 2015, by and among Capella Holdings, Inc., Capella Health Holdings, LLC and Capella Holdings Acquisition Sub, Inc.

3.1	Certificate of Incorporation of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

3.2	By-Laws of Capella Healthcare, Inc. (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.1	Indenture, dated as of June 28, 2010, among Capella Healthcare, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.2	Form of 9 1/4% Senior Notes due 2017 (included in Exhibit 4.1) (incorporated by reference from exhibits to the Registration Statement on Form S-4 filed by Capella Healthcare, Inc. on June 28, 2011, File No. 333-175188)

4.3	Form of Supplemental Indenture to add a Guaranty Subsidiary (incorporated by reference from exhibits to Capella Healthcare Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

31.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of Capella Healthcare, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document